Form 10-Q
period 1996-06-15
BIG V SUPERMARKETS INC
filed 1996-07-30
CIK 12105

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 15, 1996
                                                 -------------
                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------   ---------
Commission file number 1-6814


                            BIG V SUPERMARKETS, INC.

             (Exact name of registrant as specified in its charter)

           NEW YORK                                       14-1459448
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

176 North Main Street,
Florida, New York                                                   10921
(Address of principal                                           (Zip Code)
executive offices)

                                 (914) 651-4411
              (Registrant's telephone number, including area code)

                                Not applicable.
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    x        No
                                                  -------        --------

Shares of Common Stock outstanding as of July 13, 1996:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                            BIG V SUPERMARKETS, INC.
                FORM 10-Q FOR THE 12 WEEKS ENDED JUNE  15, 1996

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                        PAGE NO.
                                                        --------

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Loss...      3

         Unaudited Consolidated Balance Sheets.......      4

         Unaudited Consolidated Statements of Cash
             Flows...................................      5

         Notes to Unaudited Consolidated Financial
             Statements..............................     6-7


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..............................    8-12

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings...........................      13

Item 2.  Changes in Securities.......................      13

Item 3.  Defaults upon Senior Securities.............      13

Item 4.  Submission of Matters to a Vote of Security
          Holders....................................      13

Item 5.  Other Information..........................       13

Item 6.  Exhibits and Reports on Form 8-K...........       13

SIGNATURES..........................................       14

                           BIG V SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (UNAUDITED)


                                       For the Twelve        For the Twelve         For the Twenty-Four        For the Twenty-Four
                                         Weeks Ended           Weeks Ended             Weeks Ended                 Weeks Ended
                                       June 15, 1996         June 17, 1995             June 15, 1996              June 17, 1995
                                  ---------------------  ---------------------    -----------------------    ----------------------
SALES                             $        167,515,595   $        179,959,054     $         343,068,402      $        354,343,349
                                  ---------------------  ---------------------    -----------------------    ----------------------

COSTS AND EXPENSES:
  Cost of sales (exclusive of
   depreciation and amortization
   shown separately below)                 123,940,890            134,496,091               255,853,965               263,634,850
  Selling, general and
   administrative                           34,812,091             36,204,781                70,723,935                73,779,908
  Depreciation and amortization              4,164,898              4,507,025                 8,332,668                 8,785,647
  Interest expense, net of
   interest income of $33,401 and
   $91,199 for the twelve week
   periods and $110,899 and
   $156,827 for the twenty-four
   week periods ended June 15,
   1996 and June 17, 1995,
   respectively                              5,733,621              6,302,695                11,490,551                12,561,829
                                   ---------------------  ---------------------    -----------------------    ---------------------
     Total costs and expenses              168,651,500            181,510,592               346,401,119               358,762,234
                                  ---------------------  ---------------------    -----------------------    ----------------------
LOSS BEFORE INCOME TAXES                    (1,135,905)            (1,551,538)               (3,332,717)               (4,418,885)

INCOME TAX  BENEFIT                           (267,600)              (284,700)               (1,321,739)               (1,424,100)
                                  ---------------------  ---------------------    -----------------------    ----------------------
NET LOSS                           $          (868,305)   $        (1,266,838)    $         ( 2,010,978)     $         (2,994,785)
                                  =====================  =====================    =======================    ======================





          See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                        JUNE 15, 1996     DECEMBER 30, 1995 (1)
ASSETS                                   (UNAUDITED)
- ------                                 ---------------   -----------------------
CURRENT ASSETS:
  Cash                                $    11,441,506   $            11,683,235
  Accounts receivable                      10,667,824                12,157,940
  Inventories                              29,743,531                34,829,395
  Refundable income taxes                           -                   144,769
  Prepaid expenses                          2,603,658                 3,171,729
                                       ---------------   -----------------------

    Total current assets                   54,456,519                61,987,068

PROPERTY AND EQUIPMENT - At cost, less
 accumulated depreciation and
 amortization of $65,067,705 at
 June 15, 1996 and $60,587,083 at
 December 30, 1995                         73,287,813                88,974,347

GOODWILL - Less accumulated
 amortization of $9,830,059 at
 June 15, 1996 and $8,901,257 at
 December 30, 1995                         69,479,072                70,407,873

INVESTMENT IN WAKEFERN FOOD CORPORATION    10,945,872                11,634,287

WAKEFERN WAREHOUSE AGREEMENT - Less
 accumulated amortization of
 $5,648,335 at June 15, 1996 and
 $5,171,011 at December 30, 1995           35,719,753                36,197,077

SALES PROCEEDS ESCROWED                     2,048,281                         -

OTHER                                      15,134,766                15,497,754
                                       ---------------   -----------------------

TOTAL ASSETS                          $   261,072,076   $           284,698,406
                                       ===============   =======================

LIABILITIES AND STOCKHOLDER'S DEFICIT
- -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $    32,117,358   $            41,814,974
  Accrued expenses and taxes other
   than income taxes                       14,633,326                15,073,966
  Income taxes payable                        405,231                         -
  Deferred income taxes                     5,113,200                 6,455,700
  Current portion of long-term debt        10,369,635                 9,691,548
  Current portion of capitalized
   lease obligations                          378,725                   328,427
                                       ---------------   -----------------------

    Total current liabilities              63,017,475                73,364,615
                                       ---------------   -----------------------

OTHER LONG-TERM LIABILITIES                 4,966,251                 4,916,736
                                       ---------------   -----------------------

LONG-TERM DEBT - Less current portion     165,567,748               172,158,330
                                       ---------------   -----------------------

CAPITALIZED LEASE OBLIGATIONS - Less
 current portion                           39,091,173                44,773,557
                                       ---------------   -----------------------

DEFERRED INCOME TAXES                      10,657,755                 9,698,174
                                       ---------------   -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
    Common stock, par value, $1.00 per
     share; authorized, 1,000 shares;
     issued, 1,000 shares                       1,000                     1,000
    Paid-in capital                         8,799,389                 8,803,731
    Accumulated deficit                   (31,028,715)              (29,017,737)
                                       ---------------   -----------------------

      Total stockholder's deficit         (22,228,326)              (20,213,006)
                                       ---------------   -----------------------

TOTAL LIABILITIES AND STOCKHOLDER'S
 DEFICIT                              $   261,072,076   $           284,698,406
                                       ===============   =======================

(1) Taken from the audited consolidated financial statements for the year ended December 30, 1995.

           See notes to unaudited consolidated financial statements.

                             BIG V SUPERMARKETS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             For the Twenty-Four       For the Twenty-Four
                                 Weeks Ended               Weeks Ended
                                June 15, 1996             June 17, 1995
                             --------------------  ----------------------------
CASH BALANCE AT BEGINNING
 OF PERIOD                     $      11,683,235              $     15,736,225
                                     -----------                   -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss                              (2,010,978)                   (2,994,785)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
 Depreciation and
  amortization                         8,332,668                     8,785,647
 Amortization of deferred
  debt costs                             538,338                       553,064
 Amortization of discount
  on debt                                  7,843                        97,248
 Deferred income taxes                  (382,919)                   (1,424,100)
 Non-cash rent expense                   302,080                       446,065
 Non-cash gain on sale of
  video equipment                              -                        (2,012)
Changes in assets and
 liabilities:
 Decrease (increase) in
  inventories                          2,487,824                    (1,610,304)
 Decrease in prepaid
  expenses                               289,360                     1,064,963
 Decrease (increase) in
  accounts receivable                  1,490,116                      (286,081)
 Decrease (increase) in
  refundable income taxes                144,769                       (92,133)
 Increase in other assets               (455,513)                     (767,955)
 Decrease in accounts
  payable                             (9,697,616)                      (73,758)
 Decrease (increase) in
  accrued expenses                      (761,417)                    1,405,755
 Increase in income taxes
  payable                                405,231                             -
 Decrease in other long
  term liabilities                       (23,459)                            -
                                     -----------                   -----------
   Net cash provided by
    operating activities                 666,327                     5,101,614
                                     -----------                   -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Acquisitions of property
 and equipment                        (2,337,712)                   (7,105,773)
Proceeds from sale of
 stores                                6,703,814                           150
                                     -----------                   -----------
   Net cash provided by
    (used in) investing
    activities                         4,366,102                    (7,105,623)
                                     -----------                   -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Payments of long-term debt           (5,149,366)                   (4,372,451)
 Payments of capital lease
  obligations                           (172,540)                     (150,532)
 Proceeds of long-term
  borrowings                              52,090                     4,000,000
 Return of capital to
  Holding                                 (4,342)                     (976,588)
Capital contributions from
 Holding                                       -                       785,220
                                    ------------                   -----------
  Net cash used in
   financing activities               (5,274,158)                     (714,351)
                                     -----------                   -----------
NET DECREASE IN CASH                    (241,729)                   (2,718,360)
                                     -----------                   -----------
CASH BALANCE AT END OF         $      11,441,506              $    $13,017,865
 PERIOD                              ===========                   ===========

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:
Cash paid during the
 period for:
   Interest                    $      11,351,506              $    $12,142,234
   Income taxes                $          20,719              $    $    23,108

  During the period ended June 15, 1996, the Company's investment in Wakefern and notes payable to Wakefern were reduced by $688,414 as a result of the sale of stores.

  During the period ended June 17, 1995, the Company's investment in Wakefern and notes payable to Wakefern were reduced by $97,601 as a result of a store closing. In addition, notes for $511,785 were entered into which increased the investment in Wakefern.


           See notes to unaudited consolidated financial statements

                            BIG V SUPERMARKETS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


  1. Basis of Presentation
     ---------------------

The unaudited consolidated financial statements as of June 15, 1996, included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 30, 1995, has been taken from the audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for the period have been made; however, these results are not necessarily indicative of the results for the entire fiscal year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


  2. Income Taxes
     ------------

Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting". The income tax benefit for the year-to-date period ended June 15, 1996, includes a benefit of $351,439 resulting from a rate differential on a federal tax carryback.


   3.  Sale of Stores
       --------------

On January 28, 1996, the Company sold the assets and assigned the leases of its two Connecticut stores for approximately $8.7 million to the Wakefern Food Corporation cooperative ("Wakefern"). Approximately $2.0 million of the proceeds are being held in escrow until a discrepancy relating to an equipment loan is resolved. Depending upon the resolution of such matter, the Company estimates that the gain or loss from this transaction could range from a gain of $76,000 to a loss of $200,000. At this time, the Company cannot determine the ultimate outcome of such discrepancy. The $6.7 million of proceeds received was used to reduce long-term debt and borrowings under the revolving credit facility.

   4.  Adoption of Accounting Standard
       -------------------------------

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's long-lived assets are not impaired based on a review of such assets.

ITEM 2.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.


                                      12 Weeks Ended    12 Weeks Ended    24 Weeks Ended    24 Weeks Ended
                                       June 15, 1996     June 17, 1995     June 15, 1996     June 17, 1995
                                       -------------     -------------     -------------     -------------
                                                              (percentage of sales)

Income Statement Data:
Sales                                          100.0             100.0             100.0             100.0
Gross Profit                                    26.0              25.3              25.4              25.6
Selling, general and administrative             20.8              20.1              20.6              20.8
EBITDA(1)                                        5.9               4.9               5.2               4.7
Depreciation and amortization                    2.5               2.5               2.4               2.5
Interest, net                                    3.4               3.5               3.4               3.5
                                                 ---               ---               ---               ---
Loss before income taxes                        (0.7)             (0.8)             (1.0)             (1.2)
Income tax benefit                              (0.2)             (0.1)             (0.4)             (0.4)
                                                -----             -----             -----             -----

Net loss                                        (0.5)             (0.7)             (0.6)             (0.8)
                                                =====             -----             -----             -----

Other Data (in millions):
EBITDA                                           $9.8              $8.9             $18.0             $16.8
                                                ====              ----             -----             -----

Net cash provided by operating
  activities                                    $4.9             $15.4              $0.7              $5.1
                                                ====             -----              ----              ----

Net cash provided by (used in)
  investing activities                         $(1.6)            $(4.5)             $4.4             $(7.1)
                                               =====             =====              ====             =====

Net cash used in financing activities          $(3.0)            $(8.6)            $(5.3)            $(0.7)
                                               =====             =====              ====             =====

__________

(1) EBITDA represents net earnings before interest expense, depreciation and amortization, including non-cash losses on sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements that could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Results of Operations


12 and 24 Weeks Ended June 15, 1996 Compared to 12 and 24 Weeks Ended June 17, 1995

 Sales

      For the 12 and 24 week periods ended June 15, 1996, total sales were $168 million and $343 million, respectively. For the comparable periods ended June 17, 1995, total sales were $180 million and $354 million, respectively.

      Total sales decreased 6.9% for the quarter ended June 15, 1996, as compared to the prior year, while same store sales decreased .7%. Total sales decreased 3.2% for the 24 weeks ended June 15, 1996, as compared to the prior year period, while same store sales increased 2.3%.

      The comparable 12 and 24 week periods decrease in total sales was due to the sale of two Connecticut stores on January 28, 1996, and the conversion of one ShopRite store to a warehouse format. The current quarter's same store sales decrease of .7% was the result of an unusually cold and wet Spring and competitive activity in certain of our markets. Reduced promotional spending was the primary contributor to a reduced upward trend in same store sales established in the first quarter.


 Gross Margin

      Gross margin increased .7% for the quarter ended June 15, 1996, and decreased .2% for the 24 weeks ended June 15, 1996, from the comparable periods of the prior year.

      The margin improvement for the quarter was due principally to continued improvement in product mix throughout the store, but particularly in the higher margin pershible departments, reduced levels of stock loss and a general upward pricing trend in our marketplace. This improvement was moderated by an increase in the LIFO reserve for the quarter and by the loss of Wakefern's incremental patronage rebate for the two Connecticut stores sold January 28, 1996. Margins for the year-to-date period were impacted further by aggressive competitive pricing strategies in the first quarter designed to increase sales.

 Selling, General and Administrative Expenses

      Selling, general and administrative expenses were 20.8% of sales for the 12 week period ended June 15, 1996, and 20.1% of sales for the same period ended
June 17, 1995.   The increase in the current quarter versus the comparable
quarter of last year was attributable to lower expenses spread over a reduced sales base due to the disposition of the Connecticut stores.

      The increase in selling, general and administrative expenses of 0.7% of sales for the quarter compared to the prior year quarter was attributable to increases in store labor (.1), union benefits (.3), repairs and maintenance (.2), store occupancy costs (.2), advertising (.1) and a severance accrual (.2) for salary and other benefits due to two former senior officers. These increases were partially offset by increased display allowance income (.2) and decreased preopening store costs and closed store costs (.2). Selling, general and administrative expenses, as a percentage of sales, were 0.2% better for the 24 week period ended June 15, 1996, compared to the comparable period of the prior year.


 EBITDA

      EBITDA increased 10.8% to $9.8 million for the 12 week period ended June 15, 1996, compared to $8.9 million for the comparable prior year period.

      EBITDA increased 7.5% to $18.0 million for the 24 week period ended June 15, 1996, compared to $16.8 million for the comparable prior year period.

      The EBITDA increase of 10.8% for the quarter as compared to the comparable 1995 quarter is primarily the result of the aforementioned increase in gross margin. The EBITDA increase of 7.5% in the year-to-date period of 1996 compared to 1995 was primarily the result of the aforementioned decrease in selling, general and administrative expenses.


 Depreciation and Amortization

      Depreciation and amortization as a percentage of sales for the 12 and 24 week periods ended June 15, 1996, over the same periods of the prior year remained constant. Expenses were lower due to the sale of the property and equipment from the two Connecticut stores sold January 28, 1996, and this was spread over a lower 1996 sales level.

 Interest, net

      The decrease in net interest of 0.1% of sales, for the 12 and 24 week periods ended June 15, 1996, over the same periods of the prior year, resulted primarily from the decreased variable interest rates associated with the senior bank term loans, paydowns of the senior bank term loans and lower average daily borrowings under the senior bank revolving loans.


 Net Loss

      Net losses were $0.9 million and $2.0 million for the 12 and 24 weeks ended June 15, 1996, respectively, as compared to the net losses of $1.3 million and $3.0 million for the same periods ended June 17, 1995, respectively. The reduced net losses in the current quarter and year-to-date period compared to the 1995 periods are attributable to the higher level of EBITDA and lower levels of depreciation and amortization and interest, net.


 Liquidity and Capital Resources

      The Company's long-term debt (including current maturities and capital lease obligations) at June 15, 1996, was approximately $215.4 million. All mandatory principal payments required by the various debt agreements were satisfied during the 12 and 24 week periods ended June 15, 1996.

      The Company had a working capital ratio of approximately 0.9:1 at June 15, 1996, and 0.8:1 at December 30, 1995. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time that payments to Wakefern and other suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing in property and equipment and financing activities.

      Net cash provided by operating activities was $.7 million and $5.1 million for the 24 week periods ended June 15, 1996, and June 17, 1995, respectively. The cash provided by operating activities during the current 24 week period was partially offset by a reduction in working capital.

      Net cash provided by investing activities was $4.4 million for the 24 week period ended June 15, 1996, as compared to net cash used in investing activities of $7.1 million for the comparable period of the prior year. The increase in net cash provided by investing activities during the current year was principally due to the sale of the two Connecticut stores and a reduced level of capital expenditures for the twenty-four week period.

      Net cash used in financing activities was $5.3 million and $.7 million for the 24 week periods ended June 15, 1996, and June 17, 1995, respectively. The net cash used in financing activities during the current year was primarily due to the payments of long-term debt, including capitalized lease obligations.

      During the 24 weeks ended June 15, 1996, the aggregate effect of net cash provided by operating activities of $.7 million, net cash provided by investing activities of $4.4 million and net cash used in financing activities of $5.3 million, resulted in a net decrease in cash of $0.2 million at June 15, 1996, as compared to December 30, 1995.

      For the 52 weeks ending December 28, 1996, the Company estimates that its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $25.0 million; (ii) capital expenditures of $13.0 million; and (iii) scheduled debt principal payments of $10.0 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New York).
Management continues to believe that operating cash flow, together with borrowings under the bank revolving credit facility and equipment financings, will be sufficient to meet the Company's operating needs and scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The Bank Credit Agreement provides for a $26.0 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at June 15, 1996; however, $7.4 million was used from this facility for letter of credit and bonding purposes. The Bank Credit Agreement also requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in full compliance with all of its financial covenants as of June 15, 1996, and management believes that the Company will remain in compliance for the next 12 months.

          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

             Not applicable.

          (b)   Reports on Form 8-K

             Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIG V SUPERMARKETS, INC.


Date:   July 30, 1996                   /s/ James A. Toopes, Jr.
                                        ------------------------------------
                                        James A. Toopes, Jr., Executive Vice
                                        President-Finance, Administration
                                        and Corporate Development


Date:   July 30, 1996                   /s/ John Onufer, Jr.
                                        ------------------------------------
                                        John Onufer, Jr., Vice President-
                                        Controller