Form 10-Q
period 1996-10-05
BIG V SUPERMARKETS INC
filed 1996-11-19
CIK 12105

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 5, 1996
                                               ---------------
                                      or

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    x        No ________
                                                  -------
Shares of Common Stock outstanding as of November 2, 1996:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                           BIG V SUPERMARKETS, INC.
               FORM 10-Q FOR THE 16 WEEKS ENDED OCTOBER 5, 1996

                                     INDEX

                                    PART I
                             FINANCIAL INFORMATION

                                                        PAGE NO.
                                                        --------
Item 1. Financial Statements

          Unaudited Consolidated Statements of Loss.       3

          Unaudited Consolidated Balance Sheets.....       4

          Unaudited Consolidated Statements of Cash
            Flows...................................       5

          Notes to Unaudited Consolidated Financial
            Statements..............................      6-7


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...............................      8-12

                                    PART II
                               OTHER INFORMATION


Item 1.    Legal Proceedings..........................     13

Item 2.    Changes in Securities......................     13

Item 3.    Defaults upon Senior Securities............     13

Item 4.    Submission of Matters to a Vote of Security
              Holders...................................   13

Item 5.    Other Information..........................     13

Item 6.    Exhibits and Reports on Form 8-K...........     13

SIGNATURES............................................     14

                           BIG V SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (UNAUDITED)

                                                     For the Sixteen     For the Sixteen      For the Forty       For the Forty
                                                       Weeks Ended         Weeks Ended         Weeks Ended         Weeks Ended
                                                     October 5, 1996     October 7, 1995     October 5, 1996     October 7, 1995
                                                    -----------------   -----------------   -----------------   -----------------
SALES                                              $     222,712,772   $     237,275,769   $     565,781,174   $     591,619,118
                                                    -----------------   -----------------   -----------------   -----------------

COSTS AND EXPENSES:

  Costs sales (exclusive of depreciation and
    amortization shown separately below)                 163,017,184         174,464,632         418,871,149         437,335,304
  Selling, general and administrative                     47,930,445          49,844,816         118,654,380         124,388,902
  Special charges                                          3,003,736                   -           3,003,736                   -
  Depreciation and amortization                            5,710,615           6,068,069          14,043,283          14,853,716
  Interest expense, net of interest income of
    $79,303 and $26,494 for the sixteen week
    periods and $190,202 and $183,321 for
    the forty week periods ended October 5, 1996
    and October 7, 1995, respectively                      7,597,748           8,553,429          19,088,299          21,115,258
                                                    -----------------   -----------------   -----------------   -----------------

      Total costs and expenses                           227,259,728         238,930,946         573,660,847         597,693,180
                                                    -----------------   -----------------   -----------------   -----------------

LOSS BEFORE INCOME TAXES                                  (4,546,956)         (1,655,177)         (7,879,673)         (6,074,062)

INCOME TAX BENEFIT                                        (1,601,200)           (421,500)         (2,922,939)         (1,845,600)
                                                    -----------------   -----------------   -----------------   -----------------

NET LOSS                                           $      (2,945,756)  $      (1,233,677)  $      (4,956,734)  $      (4,228,462)
                                                    =================   =================   =================   =================

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              OCTOBER 5, 1996            DECEMBER 30, 1995(1)
ASSETS                                                                          (UNAUDITED)
------                                                                     --------------------          --------------------
CURRENT ASSETS:
  Cash                                                                     $        12,068,725           $        11,683,235
  Accounts receivable                                                               11,331,214                    12,157,940
  Inventories                                                                       32,584,513                    34,829,395
  Refundable income taxes                                                                    -                       144,769
  Prepaid expenses                                                                   3,426,671                     3,171,729
                                                                           --------------------          --------------------
     Total current assets                                                           59,411,123                    61,987,068

PROPERTY AND EQUIPMENT - At cost, less accumulated depreciation and amortization of $68,090,439 at Oct 5, 1996 and $60,587,083
 at December 30, 1995                                                               72,102,380                    88,974,347

GOODWILL - Less accumulated amortization of $10,449,260 at
 Oct 5, 1996 and $8,901,257 at December 30, 1995                                    68,859,870                    70,407,873

INVESTMENT IN WAKEFERN FOOD CORPORATION                                             10,987,372                    11,634,287

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated amortization of
 $5,966,551 at Oct 5, 1996 and $5,171,011 at December 30, 1995                      35,401,537                    36,197,077

OTHER                                                                               14,807,874                    15,497,754
                                                                           --------------------          --------------------

TOTAL ASSETS                                                               $       261,570,156           $       284,698,406
                                                                           ====================          ====================

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                         $        33,810,569           $        41,814,974
  Accrued expenses and taxes other than income taxes                                14,763,797                    15,073,966
  Income taxes payable                                                                   2,600                             -
  Deferred income taxes                                                              4,753,000                     6,455,700
  Current portion of long-term debt                                                 10,360,909                     9,691,548
  Current portion of capitalized lease obligations                                     378,725                       328,427
                                                                           --------------------          --------------------
     Total current liabilities                                                      64,069,600                    73,364,615
                                                                           --------------------          --------------------
OTHER LONG-TERM LIABILITIES                                                          5,194,035                     4,916,736
                                                                           --------------------          --------------------
LONG-TERM DEBT - Less current portion                                              169,250,255                   172,158,330
                                                                           --------------------          --------------------
CAPITALIZED LEASE OBLIGATIONS - Less current portion                                38,973,352                    44,773,557
                                                                           --------------------          --------------------
DEFERRED INCOME TAXES                                                                9,466,996                     9,698,174
                                                                           --------------------          --------------------
STOCKHOLDER'S DEFICIT
  Common stock par value, $1.00 per share; authorized, 1,000
   shares; issued, 1,000 shares                                                          1,000                         1,000
  Paid-in capital                                                                    8,589,389                     8,803,731
  Accumulated deficit                                                              (33,974,471)                  (29,017,737)
                                                                           --------------------          --------------------
     Total stockholder's deficit                                                   (25,384,082)                  (20,213,006)
                                                                           --------------------          --------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                $       261,570,156           $       284,698,406
                                                                           ====================          ====================

(1) Taken from the audited consolidated financial statements for the year ended December 30, 1995.

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    For the Forty                For the Forty
                                                                                     Weeks Ended                  Weeks Ended
                                                                                   October 5, 1996              October 7, 1995
                                                                                 --------------------        ----------------------
CASH BALANCE AT BEGINNING OF PERIOD                                              $       11,683,235          $         15,736,225
                                                                                 --------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                (4,956,734)                   (4,228,462)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                                         14,043,283                    14,853,716
   Amortization of deferred debt costs                                                      897,230                       921,783
   Amortization of discount on debt                                                          52,537                       172,377
   Deferred income taxes                                                                 (1,933,878)                   (1,845,600)
   Non-cash rent expense                                                                    529,864                       743,442
   Non-cash gain on sale of video equipment                                                       -                        (7,780)
 Changes in assets and liabilities:
   Increase in inventories                                                                 (353,158)                   (1,633,400)
   (Increase) decrease in prepaid expenses                                                 (533,652)                      668,915
   Decrease (increase) in accounts receivable                                               826,726                    (1,657,187)
   Decrease (increase) in refundable income taxes                                           144,769                       (94,891)
   Increase in other assets                                                                (487,511)                     (941,866)
   Decrease in accounts payable                                                          (8,004,405)                   (8,002,590)
   (Decrease) increase in accrued expenses                                                 (326,841)                      122,756
   Increase in income taxes payable                                                           2,600                             -
   Decrease in other long term liabilities                                                  (23,459)                            -
                                                                                 --------------------        ----------------------
     Net cash used in operating activities                                                 (122,629)                     (928,787)
                                                                                 --------------------        ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property and equipment                                                  (5,898,085)                   (9,869,108)
 Proceeds from sale of property, plant & equipment                                        8,555,244                        25,766
 Increase in investment in Wakefern Food Corp.                                              (41,500)                            -
                                                                                 --------------------        ----------------------
     Net cash provided by (used in) investing activities                                  2,615,659                    (9,843,342)
                                                                                 --------------------        ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                                              (7,366,179)                   (5,926,997)
 Payments of capital lease obligations                                                     (290,361)                     (243,247)
 Proceeds of long-term borrowings                                                         5,763,343                    12,500,000
 Return of capital to Holding                                                              (214,343)                     (976,588)
 Capital contributions from Holding                                                               -                       785,220
                                                                                 --------------------        ----------------------
     Net cash (used in) provided by financing activities                                 (2,107,540)                    6,138,388
                                                                                 --------------------        ----------------------
NET INCREASE (DECREASE) IN CASH                                                             385,490                    (4,633,741)
                                                                                 --------------------        ----------------------
CASH BALANCE AT END OF PERIOD                                                  $         12,068,725        $           11,102,484
                                                                                 ====================        ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                     $         20,177,620        $           21,709,261
  Income taxes                                                                 $            576,428        $               25,866

  During the period ended October 5, 1996, the Company's investment in Wakefern and notes payable to Wakefern were reduced by $688,415 as a result of the sale of stores.

  During the period ended October 7, 1995, the Company's investment in Wakefern and notes payable to Wakefern were reduced by $97,601 as a result of a store closing. In addition, notes for $511,785 were entered into which increased the investment in Wakefern.

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


     1. Basis of Presentation
        ---------------------

The unaudited consolidated financial statements as of and for the 16 and 40 week periods ended October 5, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 30, 1995 has been taken from the audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for the period have been made; however, these results are not necessarily indicative of the results for the entire fiscal year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


     2. Income Taxes
        ------------

Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting". The income tax benefit for the year-to-date period ended October 5, 1996, includes a benefit of $351,439 resulting from a rate differential on a federal tax carryback.


     3. Sale of Stores
        --------------

On January 28, 1996, the Company sold the assets and assigned the leases of its two Connecticut stores for approximately $8.6 million (net of expenses) to the Wakefern Food Corporation cooperative ("Wakefern"). During this fiscal quarter, a dispute over an equipment loan on the Connecticut store assets was resolved and final proceeds from the sale were released to the Company. The $8.6 million of proceeds received was used to reduce long-term debt and borrowings under the revolving credit facility. The sale resulted in a loss of approximately $69,000.

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


   5.   Default of Loan Covenants
        -------------------------

As of October 5, 1996, the Company was in default of the EBITDA and maximum levels of capital expenditure covenants under the Amended and Restated Credit Agreement dated December 17, 1993 among Big V Holding Corp., BV Holdings Corp., Big V Supermarkets, Inc. and Bankers Trust Company (agent). The Company obtained a waiver of these covenants through January 31, 1997. The Company will renegotiate these covenants during January 1997.


   6.   Special Charges
        ---------------

The special charges, approximating $3.0 million, consist of an increase in reserves for and/or settlement of future lease obligations on store leases assigned to another supermarket chain which declared bankruptcy during 1995. The Company also wrote off costs associated with the abandonment of potential new store sites and incurred expenses from closed store sites.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.


                                          16 WEEKS ENDED   16 WEEKS ENDED    40 WEEKS ENDED    40 WEEKS ENDED
                                          OCTOBER 5,1996   OCTOBER 7, 1995   OCTOBER 5, 1996   OCTOBER 7, 1995
                                          --------------   ---------------   ---------------   ---------------
                                                                 (percentage of sale)
INCOME STATEMENT DATA:
Sales                                              100.0             100.0             100.0             100.0
Gross profit                                        26.8              26.5              26.0              26.1
Selling, general and administrative                 21.5              21.0              21.0              21.0
Special charges                                      1.3               0.0               0.5               0.0
EBITDA (1)                                           3.6               5.6               4.6               5.1
Depreciation and amortization                        2.6               2.6               2.5               2.5
Interest, net                                        3.4               3.6               3.4               3.6
                                                     ---               ---               ---               ---
Loss before income taxes                            (2.0)             (0.7)             (1.4)             (1.0)
Income tax benefit                                  (0.7)             (0.2)             (0.5)             (0.3)
                                                    -----             -----             -----             -----

Net loss                                            (1.3)             (0.5)             (0.9)             (0.7)
                                                    =====             =====             =====             =====

OTHER DATA (IN MILLIONS):
EBITDA                                              $7.9             $13.3             $26.0             $30.1
                                                    ====             =====             =====             =====
Net cash used in operating
 activities                                        $(0.8)            $(6.0)            $(0.1)            $(0.9)
                                                   ======            ======            ======            ======
Net cash provided by (used in)
 investing activities                              $(3.5)            $(2.7)             $0.9             $(9.8)
                                                   ======            ======             ====             ======
Net cash provided by (used in)
 financing activities                               $4.9              $6.8             $(0.4)             $6.1
                                                    ====              ====             ======             ====

_______________

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

RESULTS OF OPERATIONS


16 AND 40 WEEKS ENDED OCTOBER 5, 1996 COMPARED TO 16 AND 40 WEEKS ENDED OCTOBER 7, 1995

  SALES

      For the 16 and 40 week periods ended October 5, 1996, total sales were $223 million and $566 million, respectively. For the comparable periods ended October 7, 1995, total sales were $237 million and $592 million, respectively.

      Total sales decreased 6.1% for the quarter ended October 5, 1996, as compared to the prior year, while same store sales decreased 2.3%. Total sales decreased 4.4% for the year-to-date period ended October 5, 1996, as compared to the prior year period, while same store sales increased .5%.

      The comparable 16 and 40 week periods decrease in total sales was due to the sale of two Connecticut stores on January 28, 1996, and the conversion of one ShopRite store to a warehouse format. Connecticut store sales for the 16 and 40 week periods ended October 7, 1995 were $13.1 million and $34.4 million, respectively. The current quarter's same store sales decrease of 2.3% was the
result of increased competitive activity in certain of our markets.    The same
store sales trend is still favorable year to date due to aggressive promotional activity which resulted in increased sales in the first quarter.


  GROSS MARGIN

      Gross margin increased .3% for the quarter ended October 5, 1996, and decreased .1% for the year-to-date period ended October 5, 1996, from the comparable periods of the prior year.

      The margin improvement for the quarter was principally due to continued improvement in product mix throughout the store, but particularly in the higher margin perishable departments, reduced levels of stock loss, and a decrease in the LIFO reserve for the quarter. This improvement was moderated by a loss of Wakefern's incremental patronage dividend for the two Connecticut stores sold
January 28, 1996.   Margins for the year-to-date period were impacted by
aggressive competitive pricing strategies in the first quarter designed to increase sales. In addition, the Company continued its aggressive response to competitive pricing activity during the third quarter.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were 21.5% of sales for the 16 week period ended October 5, 1996, and 21.0% of sales for the same period
ended October 7, 1995.   The 0.5% increase in the current quarter versus the
comparable quarter of last year was attributable to expenses spread over a reduced sales base due to the disposition of the Connecticut stores.

      The increase in selling, general and administrative expenses of 0.5% of sales for the quarter compared to the prior year quarter was attributable to increases in store labor (.2), sales tax expense (.1), data processing fees (.1), store occupancy costs (.1), advertising (.2) and general liability insurance expense (.2). These increases were partially offset by reductions in other administrative expenses. General liability insurance expense was increased $500,000 for the third quarter of 1996 to reflect an expected premium call on policy year 1992-1993 claims. Sales tax expense was increased $400,000 based on current findings of an ongoing sales tax audit. Selling, general and administrative expenses, as a percentage of sales, were the same for the 40 week period ended October 5, 1996, compared to the comparable period of the prior year.


   SPECIAL CHARGES

      The special charges, approximating $3.0 million, consist of an increase in reserves for and/or settlement of future lease obligations on store leases assigned to another supermarket chain which declared bankruptcy during 1995.
The Company also wrote off costs associated with the abandonment of potential new store sites and incurred expenses from closed store sites.


   EBITDA

      EBITDA decreased to $7.9 million for the 16 week period ended October 5, 1996, compared to $13.3 million for the comparable prior year period.

      EBITDA decreased to $26.0 million for the 40 week period ended October 5, 1996, compared to $30.1 million for the comparable prior year period.

      The EBITDA decrease for the quarter and year-to-date period of 1996 as compared to the comparable 1995 periods is primarily the result of the aforementioned increase in selling, general and administrative expenses and special charges of approximately $3.0 million.

   DEPRECIATION AND AMORTIZATION

      Depreciation and amortization as a percentage of sales for the 16 and 40 week periods ended October 5, 1996, over the same periods of the prior year remained constant. Expenses were lower due to the sale of the property and equipment from the two Connecticut stores sold January 28, 1996.


   INTEREST, NET

      The decrease in net interest of 0.2% of sales, for the 16 and 40 week periods ended October 5, 1996, over the same periods of the prior year, resulted primarily from the decreased variable interest rates associated with the senior bank term loans, paydowns of the senior bank term loans and lower average daily borrowings under the senior bank revolving loans.


   NET LOSS

      Net losses were $2.9 million and $5.0 million for the 16 and 40 weeks ended October 5, 1996, respectively, as compared to the net losses of $1.2 million and $4.2 million for the same periods ended October 7, 1995,
respectively.   The increased net losses in the current quarter and year-to-date period compared to the 1995 periods are attributable to the special charges and the consequent lower level of EBITDA.


   LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term debt (including current maturities and capital lease obligations) at October 5, 1996, was approximately $219.0 million. All mandatory principal payments required by the various debt agreements were satisfied during the 16 and 40 week periods ended October 5, 1996.

      The Company had a working capital ratio of approximately 0.9:1 at October 5, 1996, and 0.8:1 at December 30, 1995. The increase in this ratio is the result of a lower level of accounts payable at October 5, 1996 than at December 30, 1995. Payables are usually higher at year end as our major supplier grants
us longer payment terms for holiday and promotional product purchases.   The
Company typically requires small amounts of working capital since inventory is generally sold prior to the time that payments to Wakefern and other suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing in property and equipment and financing activities.

      Net cash used in operating activities was $0.1 million and $0.9 million for the 40 week periods ended October 5, 1996, and October 7, 1995, respectively. The cash provided by operating activities during the current 40 week period was more than offset by a reduction in working capital.

      Net cash provided by investing activities was $0.9 million for the 40 week period ended October 5, 1996, as compared to net cash used in investing activities of $9.8 million for the comparable period of the prior year. The increase in net cash provided by investing activities during the current year was principally due to the sale of the two Connecticut stores and a reduced level of capital expenditures for the forty week period.

      Net cash used in financing activities was $0.4 million for the 40 week period ended October 5, 1996 as compared to net cash provided of $6.1 million for the comparable period of fiscal 1995. The net cash used in financing activities during the current year was primarily due to the payments of long-term debt, including capitalized lease obligations. During the comparable period of fiscal 1995, cash was provided by an equipment loan and increased use of the revolving credit facility.

      For the 52 weeks ending December 28, 1996, the Company estimates that its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.8 million; (ii) capital expenditures of $10.2 million; and (iii) scheduled debt principal payments of $8.8 million. Management continues to believe that operating cash flow, together with borrowings under the bank revolving credit facility and equipment financings, will be sufficient to meet the Company's operating needs and scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The Bank Credit Agreement provides for a $26.0 million revolving credit facility. There was $6.5 million outstanding under the revolving credit facility at October 5, 1996, and $6.4 million was used from this facility for letter of credit and bonding purposes. The Bank Credit Agreement also requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in default of the EBITDA and maximum levels of capital expenditures covenants as of October 5, 1996. The Company obtained waivers of these covenants through January 31, 1997. The Company will renegotiate these covenants during January 1997.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             Not applicable.

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

          The Company was in default of the EBITDA and maximum levels of capital expenditure covenants under the Amended and Restated Credit Agreement dated December 17, 1993 among Big V Holding Corp., BV Holdings Corp., Big V Supermarkets, Inc. and Bankers Trust Company (agent).

          On November 5, 1996, the Company obtained a waiver of these covenants through January 31, 1997.



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


                                        BIG V SUPERMARKETS, INC.


Date:   November 19, 1996               /s/ James A. Toopes, Jr.
                                        -----------------------------------
                                        James A. Toopes, Jr., Executive
                                        Vice President-Finance,
                                        Administration and Corporate
                                        Development


Date:   November 19, 1996               /s/ John Onufer, Jr.
                                        -----------------------------------
                                        John Onufer, Jr., Vice President-
                                        Controller