Form 10-K
period 1996-12-28
BIG V SUPERMARKETS INC
filed 1997-03-28
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-K

                                   ---------

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               (Fee Required) for the fiscal year ended December 28, 1996 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   (No Fee Required) for the transition period from __________ to __________

                             Commission File Number
                                     1-6814
                            BIG V SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)

             New York                                         14-1459448
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

                             176 North Main Street
                            Florida, New York 10921
                                 (914) 651-4411
              (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

                                   ---------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X                         No
                          ---                          ---

         Aggregate market value of voting stock held by non-affiliates as of March 21, 1997: $0
          Common stock outstanding as of March 21, 1997: 1,000 shares

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

This Annual Report on Form 10-K is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

 A list of Exhibits to this Annual Report on Form 10-K is located on page II-1.

                         ----------------------------

                            BIG V SUPERMARKETS, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 28, 1996


                                     INDEX

                                                                            Page
                                                                            ----

PART I
ITEM 1.  Business                                                              1
ITEM 2.  Properties                                                            9
ITEM 3.  Legal Proceedings                                                    10
ITEM 4.  Submission of Matters to a Vote of Security Holders                  11

PART II
ITEM 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters                                              12
ITEM 6.  Selected Consolidated Financial Information                          13
ITEM 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        14
ITEM 8.  Financial Statements and Supplementary Data                          22
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         22

PART III
ITEM 10. Directors and Executive Officers of the Registrant                   23
ITEM 11. Executive Compensation                                               25
ITEM 12. Security Ownership of Certain Beneficial Owners and Management       31
ITEM 13. Certain Relationships and Related Transactions                       34

PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.                                                            36

ITEM 1.    Business

General

      Big V Supermarkets, Inc. ("Big V" or the "Company") currently operates 31 supermarkets, principally under the ShopRite(R) name, in the Hudson River Valley region of New York, northeastern Pennsylvania and northwestern New Jersey. Big V's 29 New York supermarkets are located in the eight counties of Westchester, Orange, Dutchess, Ulster, Columbia, Sullivan, Putnam and Greene. Big V has the leading market share in its primary market, with an estimated market share of 32%, which is approximately double that of Big V's next largest competitor. The Company's primary market consists of the seven counties north of Westchester County, where 23 of its 29 New York stores are located. The Company's market share in Westchester County is approximately 8%.

      As the largest member of the Wakefern Food Corp., ("Wakefern") the largest cooperative food wholesaler in the United States, the Company benefits from over $4.0 billion in purchasing power, an industry leading private label program, extensive advertising and promotion connected with the ShopRite(R) trademark and one of the most popular and recognized supermarket names in the region. Big V began operations in 1942 and had its stock listed on the American Stock Exchange in 1971. The Company was taken private in a management-led buyout sponsored by CS First Boston in 1987 and was acquired in December 1990 in a management-led buyout sponsored by Thomas H. Lee Company ("THL").

Recapitalization

      On December 17, 1993, Big V recapitalized its balance sheet (the "Recapitalization") to enhance the Company's financial and operating flexibility and to provide funds to implement its capital investment and expansion program. The elements of the Recapitalization included (i) reducing the amount of near-term principal amortization payments; (ii) extending the final maturity of long-term indebtedness; (iii) increasing the availability under the Revolving Credit Facility, as defined in Item 7; (iv) repaying existing debt containing covenants which restricted the Company's ability to make certain capital expenditures; and
(v) providing funds for the Company's capital investment and expansion program.

      On December 17, 1993, the Company completed the Recapitalization by offering $80 million aggregate principal amount of 11% Senior Subordinated Notes due 2004 (the "Initial Notes") under rule 144A of the Securities Act of 1933 (the "Act"). Proceeds from the Initial Notes, together with $40.0 million borrowed pursuant to the B Term Loan (as defined in Item 7) have been used
(i) to repay $24.6 million under the Old Credit Agreement (as defined in Item
7); (ii) to retire $30 million principal amount of 12.35% Senior Secured Notes due 1999 (the "Senior Notes"); (iii) to retire $30 million principal amount of 14.14% Subordinated Notes due 2001 (the "Subordinated Notes"), of which $50 million was outstanding; (iv) to purchase 270,000 shares of Holding's Class B Common Stock (as defined herein) for $4.5 million, which shares were distributed to

Holding; (v) to finance capital expenditures in connection with the Company's expansion program; (vi) to pay repayment premiums in connection with the Senior Notes and the Subordinated Notes; (vii) to pay fees and expenses related to the Recapitalization; and (viii) for other general corporate purposes.

      Pursuant to a registration rights agreement entered into with the purchasers of the Initial Notes (the "Registration Rights Agreement"), the Company agreed to offer to exchange up to $80 million aggregate principal amount of 11% Series B Senior Subordinated Notes due 2004 (the "Exchange Notes") for $80 million principal amount of Initial Notes (the "Exchange Offer"). The terms of the Exchange Notes are substantially identical in all respects (including principal amount, interest rate and maturity) to the terms of the Initial Notes, except that the Exchange Notes are freely transferable by holders thereof (with certain exceptions) and are not subject to any covenant upon the Company regarding registration under the Securities Act of 1933, as amended. The Company completed the Exchange Offer on May 12, 1994.

Store Summary

      Selected statistics on Big V's stores are presented below:


                                                                         Fiscal Year Ended
                                        ---------------------------------------------------------------------------------
                                              December 28,   December 30,   December  31,   December 25,   December 25,
                                                  1996           1995            1994           1993           1992
-------------------------------------------------------------------------------------------------------------------------
Average annual sales per store (in
millions)                                         $23.7          $24.0           $25.0*         $24.4          $25.9
Same store sales increase
(decrease) from prior year                         0.11%        (0.8)%          (0.1)%         (2.6)%           2.9%
Total store area in square feet (in
thousands)                                        1,358          1,439           1,436          1,220          1,126
Total store selling area in square feet
(in thousands)                                      999          1,054           1,052            891            824
Average total square feet per store
(in thousands)                                     43.8           45.0            44.9           42.1           41.7
Average square feet of selling area per
store (in thousands)                               32.2           33.0            32.9           30.7           30.5
Annual sales per square foot of selling
area (in thousands)                                $737           $729            $760*          $796           $848
Number of stores:
     Stores remodeled (over $500,000)                 4              5              --              2              1
     New stores opened                                1             --               4              2              1
     Stores replaced/expanded                        --             --               2              2              2
     Stores closed/divested                          (2)            --             (1)             --            (1)
Number of stores by size
(total store area):
     30,000 to 39,999 sq. ft.                        13             12              12             13             15
     40,000 to 49,999 sq. ft.                        10             10              10             10              8
     Greater than 50,000 sq. ft.                      8             10              10              6              4
Total stores open at period end                      31             32              32             29             27

---------------
*Calculated on a 53 week basis. A like 52 week comparison would be $24.5 million in average sales per store and $746 in annual sales per square foot of selling area.

      By industry standards, Big V stores are large and productive, averaging 43,800 square feet in size and generating high average sales volume of $23.7 million per store ($737 per selling square foot) for the fifty-two weeks ended December 28, 1996. Big V's average store square footage is 24% larger than the industry average and its sales volume per store and per selling square foot is larger than industry averages by 24% and 39%, respectively. Big V's 31 stores at December 28, 1996 ranged from 30,000 to 60,000 total square feet in size and included 18 supermarkets in excess of 40,000 total square feet.

      Big V's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh fruits, vegetables and frozen food products, including an extensive variety of ShopRite(R) private label products. The stores also offer an extended line of non-food products, health and beauty care products, housewares and general merchandise. All Big V stores offer service delicatessen departments and most stores offer floral, bakery, prepared foods and service fish departments.

      On January 28, 1996, the Company sold the assets and assigned the leases of its two Connecticut stores (West Haven and Milford) to Wakefern. This sale approximated the Company's net book value of assets sold, including inventory, and resulted in total proceeds of approximately $8.6 million, which were used primarily to reduce long-term debt.

Wakefern Food Corp.

      The Company is the largest member of Wakefern, with Big V owning approximately 19% of Wakefern's outstanding stock. Wakefern is the nation's largest cooperative food wholesaler. There are presently 37 individual member companies and 187 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite(R) name and trademark. Only member companies can purchase their product requirements from Wakefern and participate in ShopRite(R) advertising and promotional programs and its computerized purchasing, warehousing and distribution services. The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite(R) name and trademark, volume purchasing, ShopRite(R) private label products, distribution and warehousing on a cooperative basis, and ShopRite(R) advertising and promotional programs. The Company believes the ShopRite(R) name is widely recognized by its customers and favorably influences the customers' decision to shop in our stores. These benefits are important to the Company's success.

      Wakefern distributes as a patronage dividend to each of its stockholder members a share of the earnings of each product department of Wakefern in proportion to the dollar volume of business done by the stockholder with that product department during each fiscal year. Big V's aggregate patronage dividend was $7.9 million in fiscal 1996, $10.1 million in fiscal 1995 and $8.9 million in fiscal 1994.

      Wakefern operates principally as a member cooperative. Senior executives of the Company spend significant time working on various Wakefern committees which oversee and direct Wakefern purchasing and other programs. Each member's Wakefern stock (including the Company's) is pledged to Wakefern to secure all the member's obligations to Wakefern. Wakefern does not own any securities of the Company or its subsidiaries. Each Wakefern member is required to make capital contributions to Wakefern based on the number of stores operated by that member and sales volume generated by those stores. As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed to Wakefern. On occasion, Wakefern has increased the per-store capital contributions. Wakefern has in the past permitted the increased capital to be paid in installments. At present, the maximum capital contribution per store is $450,000, payable over seven years.

Purchasing and Distribution

      As a Wakefern member, Big V benefits from economies of scale in purchasing and distribution associated with chains of greater size and geographic reach. The Company believes that the regional nature of its business has permitted Big V to operate with greater flexibility and increased responsiveness to the demographic characteristics of the communities served by its stores than these larger chains. Under an agreement among Wakefern and all of its members, each member, is obligated to purchase from Wakefern a minimum of 85% of the products offered by Wakefern. While fulfilling this minimum purchase requirement, Big V purchased approximately 80% of its total purchases during fiscal 1996 from Wakefern. The remaining 20% of Big V's purchases were delivered directly by vendors to Big V's stores. Wakefern operates five warehouse and distribution facilities in Elizabeth, Dayton, Secaucus and South Brunswick, New Jersey and Wallkill, New York. The proximity of these facilities to Big V's stores, combined with Big V's efficient product acquisition system, shortens the lead time between the placement of a merchandise order and receipt.

Business Strategy

      Big V's management has identified a strategy designed to maximize operating profitability, increase market share and pursue new store opportunities in existing trade areas and in new markets. Two components of this strategy are the Company's price and value leadership and its capital investment program.

Price and Value Leadership

      High Value Image: Big V consistently has been ranked as number one in value among its competitors in independent consumer surveys. Management believes this high value image results from Big V's low price reputation, the ShopRite(R) private label program, superior service departments, quality perishables, courteous and efficient customer service, wide product assortment and extensive advertising and promotional campaigns. The Company estimates it typically promotes more than 2,000 sale priced items per week. The Company's reputation for value enables it to increase market share and respond aggressively to competitor expansion.

      "One-Stop Shopping": Big V's stores, which appeal to a broad spectrum of customers, offer one-stop shopping convenience with a variety of high quality service departments such as meat, produce, seafood, deli, bakery and an extensive line of general merchandise, health and beauty care products and pharmacy departments in six stores. A typical Big V store offers 35,000 Stock Keeping Units, approximately 18% above the industry average. To accommodate this large variety of products, Big V's 31 stores average 43,800 total square feet, which is 24% larger than the industry average. All of Big V's stores exceed 30,000 total square feet.

      Quality Merchandising and Economies of Scale through Wakefern: Wakefern is the nation's largest cooperative food wholesaler. Its members operate 187 stores in the Northeast, principally under the ShopRite(R) name, and generate annual retail sales exceeding $4 billion. ShopRite(R) supermarkets, in aggregate, have the leading market share in the New York metropolitan region and one of the most widely recognized supermarket names in the region. Membership in Wakefern provides the Company economies of scale in its merchandise purchasing, computerized warehousing and distribution efficiencies and large scale advertising presence. In addition, Wakefern provides its members with year-end patronage dividends, financial incentives to open new stores and the ShopRite(R) private label line. The ShopRite(R) private label affords customers quality merchandise comparable to national brands at lower prices, while typically generating margins exceeding nationally branded merchandise. The Company's private label grocery sales represent 20% of total annual grocery sales, well above the industry average of 15%.

Capital Investment and Expansion Program

      Investment in Existing Stores: The Company believes aggressive capital investment is a critical component of its operating strategy. The Company has increased its total retail space approximately 51% from 900,000 square feet to over 1.3 million square feet during the last five years. Big V expanded or remodeled nearly all of its existing store base, replaced six stores with new facilities, and opened nine new stores (offset by the sale of two Connecticut stores) during this period. Although Big V typically remodels its stores every 7 to 10 years and replaces them every 15 to 20 years, the Company continually renovates stores and equipment to maintain modern state-of-the-art facilities. The time periods associated with these capital investments may vary depending upon certain factors, including site availability and competitive conditions. Management believes that the Company's level of investment in its existing store base will preserve the competitive advantage provided by Big V's prime retail locations and continue to expand the

Company's market share. Although Wakefern does not prescribe geographical franchise areas to its members, the specific locations at which the Company, other members of Wakefern or Wakefern itself may open new stores under the ShopRite(R) name are subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not employees or members of Wakefern and whose decision to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and projections of the developmental impact on existing member supermarkets in the area.

      New Store Openings: The Company anticipates opening, replacing or expanding ten supermarkets, each averaging 55,000 total square feet, over the next three years. All new stores will feature a state-of-the-art format, including a wide array of specialty service departments. Management believes this expansion will generate incremental store contribution within its existing overhead and distribution cost structure, increase market share in its existing trade area and exploit "under-stored" new markets. Management estimates that the total costs of equipment, fixtures and leasehold improvements associated with opening, replacing or expanding the planned ten supermarkets will be $3 million per supermarket. Equipment financing is expected to provide $2 million and $1 million is expected to be provided by the Company's operating cash flow and its Revolving Credit Facility. For a new store, the Company typically purchases approximately $1 million of beginning inventory. The Company generally finances its initial inventory requirements through accounts payable with terms which are often longer than the Company's inventory turnover. The locations at which the Company may open new supermarkets under the name ShopRite(R) are subject to the approval of Wakefern's Site Development Committee, which could impact the Company's expansion strategy.

Advertising and Promotion

      Big V's advertising strategy emphasizes price, variety, high quality perishables, broad selection of nationally advertised brand name products and extensive selection of ShopRite(R) private label merchandise. The Company's retail operations are advertised primarily through newspaper, radio, television and direct mail. Most of the Company's advertising is developed and placed by Wakefern and tailored to the Company's specific needs. The Company spent approximately 1.6% of total sales for advertising, promotion and coupon expense for the three year period ended December 28, 1996.

Technology

      The Company considers automation and computerization important to its operations and competitive position. The Company uses in-store minicomputers linked to Wakefern's warehouse and distribution computer system. All Company stores use scanning checkout systems to improve pricing accuracy, enhance productivity and reduce checkout time for customers. Meat, seafood and delicatessen prices are maintained on computers for automatic weighing and pricing. All Company stores use computerized time and attendance and labor scheduling systems and most have computerized energy management systems. Furthermore, all Company stores use satellite communications, electronic payment systems, electronic marketing systems and computer generated ordering systems. The Company also has a direct store delivery system and a computerized pharmacy system.

Competition

      The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets and convenience stores. The Company competes by using low pricing, courteous and efficient customer service, quality products and consistent availability of a wide variety of merchandise including an increasing variety of non-food items. The Company believes its regional focus and the quality of its management team permit it to offer products addressing the demographics of the communities it serves. The Company's principal competitors are Grand Union and A&P. In certain markets, the Company competes with Pathmark, Price Chopper, Edwards, Stop & Shop, Shop & Save, Great American and various independent operators, convenience stores and warehouse clubs.

Employees

      As of March 7, 1997, approximately 91% of Big V's 4,500 employees were covered by collective bargaining agreements negotiated with five unions. Three represent approximately 3,400 retail clerks (Local 1262--1,800 employees; Local 1500--1,400 employees; and Local 72--200 employees). Two represent approximately 700 meat, seafood and service deli department employees (Local 464--650 employees; and Local 1--50 employees). The Local 1262 contract expires in April 1997. The Local 1500 and Local 464 contracts expire in September and December 1998, respectively, and the Local 72 contract expires March 1999. The Local 1 contract, set to expire May 1997, was successfully renegotiated and is now effective through May 2002. As a result of the sale of the Company's two Connecticut stores on January 28, 1996, the Company no longer maintains a collective bargaining agreement with Local 371. The Company believes its labor relations are good and does not anticipate any work stoppages related to contract negotiations in 1997.

Regulatory and Environmental Matters

      The Company must secure a variety of local, state and federal health and food distribution permits for the conduct of its business. Such regulation does not have a material impact on its operations. The Company's six pharmacy departments are subject to state and federal regulation, including licensed pharmacists on duty at all times.

      Soil and ground-water contamination was detected at the Baldwin Place Shopping Center located in Somers, New York in the late 1980's. Baldwin Place Shopping Center, a presently non-operating center, is owned by a wholly-owned subsidiary of Big V. The New York State Department of Environmental Conservation ("DEC") placed the Baldwin Place Shopping Center on the DEC List of Inactive Hazardous Waste Disposal Sites in 1989 because of the suspected release of hazardous materials and petroleum products.

      Certain on-site residential and public water supply wells in the vicinity of the Baldwin Place Shopping Center were found to be contaminated with trichloroethene and tetrachloroethene and the contamination appeared to originate from a previous dry cleaning operation in the shopping center. The DEC entered into an Order on Consent in July 1992, with Big V and its subsidiary, Somers Development Corporation, for the development and implementation of a Remedial Investigation/Feasibility Study and implementation of interim remedial measures, if appropriate, of the Baldwin Place Shopping Center.

      In addition to the contamination described above, petroleum product contamination of the groundwater in excess of drinking water standards was discovered at the Baldwin Place Shopping Center site and in a number of private residential wells. Four service stations, one of which is within the Baldwin Place Shopping Center, have performed subsurface investigations under the direction of DEC. The results indicated the groundwater is contaminated beneath 3 of the 4 stations. DEC directed these stations to install ground water remediation systems. The service station within the shopping center has had a groundwater remediation system in operation for several years.

      Although the Baldwin Place Shopping Center is not on any United States Environmental Protection Agency list of sites requiring investigation or remediation, there can be no assurance that it will not be so listed in the future. Further, Somers Development Corporation and Big V have been named as parties in lawsuits by area residents. Big V is vigorously defending these suits and the Company has impleaded prior owners of the Baldwin Place Shopping Center as third party defendants since the Company believes that potential responsibility only arises from the actions of a former tenant in the shopping center. In January 1994, the Company commenced an action against the prior owners of the Baldwin Place Shopping Center seeking reimbursement under CERCLA for costs and expenses incurred by the Company in connection with the environmental remediation and testing of the Baldwin Place Shopping Center. The Company has entered into a settlement agreement with the prior owners pursuant to which the prior owners have reimbursed the Company for approximately $1.2 million of the costs and expenses incurred by the Company in connection with the environmental remediation and testing.

      A Record of Decision defining the environmental status of the site and the remedial actions was issued in December 1995 and allows the Company to proceed with the site approval process. The costs of remediation as well as the area resident lawsuits related to such property, are not likely to have a material adverse effect on the Company's results of operation, financial condition or liquidity. The cost incurred by the Company to obtain this Record of Decision, plus the cost associated with the remaining studies and subsequent remediation, will approximate $1.1 million. The Company will capitalize such costs and recover them upon the sale or development of this property.

      Subsequent to December 28, 1996 the Company settled lawsuits brought by area residents. The Company's share of settlement approximates $175,000 and will be capitalized and recovered upon the sale or development of this property.

Trade Names, Service Marks and Trademarks

      Big V uses a variety of trade names, service marks and trademarks. Except for ShopRite(R), which is owned by Wakefern and licensed to Big V and the other Wakefern members, Big V does not believe that any such trade names, service marks or trademarks are material to its business.

ITEM 2:  Properties

      The Company leases all of its supermarkets (containing approximately 1.4 million square feet of total space), with initial terms generally ranging from 10 to 25 years, with renewal options. Twenty-seven of these leased stores are located in strip shopping centers and four are free-standing stores. The total annual rent paid for all of the Company's leased facilities for fiscal 1996 was $14.4 million, including payments under capitalized leases. Lease payments per square foot during fiscal 1996 ranged from $3 to $14, averaging $9, which is 25% lower than current rates in the Company's markets. The Company is obligated to pay for utilities and liability insurance on all properties and real estate, maintenance and insurance on certain properties.

      A wholly-owned subsidiary of the Company also owns the Baldwin Place Shopping Center located in Somers, New York, which property currently is being held for sale. See Item 1--"Regulatory and Environmental Matters."

ITEM 3:  Legal Proceedings

      The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company. See Item 1--"Regulatory and Environmental Matters."

ITEM 4:  Submission of Matters to a Vote of Security Holders

      There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.


                                     PART II

ITEM 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters

      BV Holdings Corporation, a Delaware corporation ("BVH"), is the sole stockholder of Big V. Big V Holding Corp., a Delaware corporation ("Holding"), is the sole stockholder of BV Holdings Corporation. There is no established trading market for the equity of Big V, BV Holdings Corporation or Big V Holding Corp.

ITEM 6:  Selected Consolidated Financial Information

     The selected consolidated financial information of the Company for the 52 weeks ended December 25, 1992, December 25, 1993, for the 53 weeks ended December 31, 1994, for the 52 weeks ended December 30, 1995 and for the 52 weeks ended December 28, 1996 presented below should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.


                                                       52                        53                          52
                                                      Weeks                     Weeks                       Weeks
                                                      Ended                     Ended                       Ended
                                                      -----                     -----                       -----
                                            Dec. 28,          Dec. 30,          Dec. 31,          Dec. 25,          Dec. 25,
                                             1996              1995              1994              1993              1992
                                             ----              ----              ----              ----              ----
                                                                       (dollars in thousands)
Income Statement Data:
  Sales                                    $735,976          $768,682          $754,401          $674,969          $699,308
  Gross profit                              190,125           200,383           193,536           169,787           170,542
  Selling, general and administrative       151,825           161,746           160,068           139,637           134,436
  Special charges (1)                         3,004                --                --                --                --
  Depreciation and amortization              17,381            18,548            17,778            16,488            16,215
  Operating income                           17,915            20,089            15,690            13,662            19,890
  Interest expense, net                      24,382            27,277            24,621            20,251            19,597
  (Gain on sale of store)/loss on sale
      leaseback transactions                     --                --                --             3,704            (2,113)
  (Loss) income before income taxes and
      extraordinary item                     (6,467)           (7,188)           (8,931)          (11,216)            2,406
  Net (loss) income (2)                      (3,958)           (5,078)           (6,160)          (18,961)              583


                                            Dec. 28,          Dec. 30,          Dec. 31,          Dec. 25,          Dec. 25,
                                             1996              1995              1994              1993              1992
                                             ----              ----              ----              ----              ----
Balance Sheet Data (at end of period):
Working (deficiency) capital               $(10,683)         $(11,196)         $ (6,639)         $  7,844          $(11,778)
Total assets                                264,617           284,956           293,695           270,875           250,570
Total debt                                  213,611           226,952           231,166           211,385           160,363
Stockholder's (deficit) equity              (24,310)          (20,213)          (14,943)           (8,673)           15,771

(1) See discussion of special charges contained within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The net loss for the 52 weeks ended December 25, 1993 includes a $923 note receivable write-down and an extraordinary loss of $11,485 (net of tax benefit) due to the early extinguishment of debt in connection with the Recapitalization.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion of the Company's consolidated results of operations and financial position should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10K. References in the following discussion are to the fiscal years ended
December 28, 1996 ("fiscal 1996"), December 30, 1995 ("fiscal 1995"), and
December 31, 1994 ("fiscal 1994").

      The Company is the largest supermarket chain in the Hudson River Valley Region of New York, its primary trading area. A combination of price and value leadership, one-stop shopping convenience and a focused capital investment program has enabled the Company to sustain its leading market share and improve Earnings Before Interest Expense, Depreciation and Amortization, Income taxes and LIFO provision (EBITDA) from $34 million in 1994 to $39.5 million in 1995 to $36.4 million in 1996 after deducting $3.9 million of special charges and other non-recurring expenses. Refer to the Special Charges paragraph within the 1996 Results of Operations section.

      The Company operates 23 of its 31 stores in the Hudson River Valley of New York and 6 stores in Westchester County, New York. The Hudson River Valley's population grew 3.9% for the period 1990 through 1995 and compares very favorably to New York State's .7% growth rate for the same period. This market area has rebounded from the early 1990's IBM downsizing and there continues to be growing migration of families from New York City. Westchester County growth, while not as robust exceeds the statewide growth rate.

      The Company opened five stores, expanded two store, completed nine remodels and closed three stores (including the disposition of two stores opened in 1994) during the three years ended December 28, 1996. Management believes this capital investment lessened the impact of competitive openings and contributed to the same store sales improvement of 1.2% beginning in the second half of 1995 and continuing at .1% in 1996.

Basis of Presentation

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                 Fiscal Year Ended
                                              --------------------------------------------------------
                                               December 28,         December 30,          December 31,
                                                   1996                 1995                  1994
                                                   ----                 ----                  ----
                                                                 (percentage of sales)
Income Statement Data
Sales                                              100.0%                100.0%                100.0%
Gross profit                                        25.8                  26.1                  25.7
Selling, general and administrative                 20.6                  21.0                  21.2
Special Charges                                      0.4                    --                    --
EBITDA (1)                                           4.9                   5.1                   4.5
Depreciation and amortization                        2.4                   2.4                   2.4
Interest, net                                        3.3                   3.6                   3.3
Loss before income taxes                            (0.9)                 (0.9)                 (1.2)
Income tax benefit                                  (0.3)                 (0.3)                 (0.4)
                                                   ------                ------                ------

Net loss                                            (0.5)%                (0.6)%                (0.8)%
                                                    ======                ======                ======

Other Data (in millions):
EBITDA                                            $ 36.4                $ 39.5                $ 34.0
                                                  ======                ======                ======

Net cash provided by
 operating activities                             $  5.6                $ 11.4                $ 21.6
                                                  ======                ======                ======

Net cash used in investing
 activities                                       $ (1.2)               $(10.7)               $(26.7)
                                                  ======                ======                ======

Net cash (used in)
 provided by financing
  activities                                      $ (5.5)               $ (4.8)               $  0.4
                                                  ======                ======                ======

(1) EBITDA represents net earnings before interest expense, depreciation and amortization, income taxes and LIFO provision. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and is also used for calculating compliance with the Company's debt covenants. Minimum annual EBITDA levels for debt compliance covering the years 1994 through 1996 ranged from $31.5 million to $39.0 million. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

As of October 5, 1996 and December 28, 1996, the Company was not in compliance with the EBITDA and maximum levels of capital expenditure covenants under the Agreement. The Company obtained a waiver for such noncompliance through January 31, 1997 and amended the covenants in January 1997. At December 28, 1996 the Company was in compliance with all remaining covenants. The Fourth Amendment and Consent, dated January 27, 1997, establishes revised levels for fiscal 1997 EBITDA and capital expenditure requirements. The Company is confident that it will meet all 1997 covenants.

Results of Operations

Fiscal Year Ended December 28, 1996 Compared to Fiscal Year Ended December 30, 1995

      Sales

      Sales for 1996 were $736.0 million compared to $768.7 million in 1995. The 4.3% decrease in sales was primarily attributable to the sale of the Company's two Connecticut stores on January 28, 1996 and the conversion of one ShopRite store to a warehouse format in late 1995. Connecticut store sales were $4.1 million and $44.5 million for the 1996 and 1995 fiscal years, respectively. Same store sales increased .1% in 1996 and decreased .8% in 1995. Same store sales increased as a result of increases in the average ticket sales per customer and was driven by strong first quarter same store sales performance. Management estimates that inflation was generally flat for the year. The company opened one new store, and remodeled four during the year. Total square footage decreased to
1.4 million square feet as the result of the sale of the two Connecticut stores.

      Gross Margin

      Gross Margin was 25.8% in 1996 versus 26.1% in 1995. The .3% decrease was primarily attributable to the loss of Wakefern's incremental patronage dividend for the two Connecticut stores sold on January 28, 1996. In addition, margin was invested to drive sales and respond to competitive activity. Decreases in margin were partially offset by continued improvements in the product mix, particularly in the higher margin perishable departments and reduced levels of stock loss.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses were 20.6% of sales in 1996 compared to 21.0% in 1995. In absolute terms, these expenses decreased 6.1% in 1996. These decreases were the results of on-going programs to improve labor efficiency, reduce customer and employee accidents, improve front-end efficiencies and contain store supply costs, repairs and maintenance and utility expenses. The savings were partially offset by increases in marketing support, store occupancy, previous year premium call and sales tax expense. General liability expense increased $.5 million in the third quarter of 1996 for an expected premium call on 1992-1993 policy year claims. Sales tax expense increased $.4 million based on a New York State sales tax audit.

      Special Charges

      During 1996 the Company adjusted its reserves for certain items, explained below, based on new facts and estimates. The special charges, approximately $3.0 million, consist of an increase in reserves for and/or settlement of future lease obligations on store leases assigned in 1988 to another supermarket chain which declared bankruptcy during 1995. Such charges also include costs associated with the abandonment of potential new store sites and incurred expenses from closed store sites.

      EBITDA

      EBITDA decreased $3.1 million to $36.4 million in 1996. The EBITDA decrease was the result of costs associated with increased competition in our primary marketing area, special charges, general liability premium call and the results of a New York State sales tax audit. The decreases discussed were nearly mitigated by reduced selling, general and administrative expenses.

      Depreciation and Amortization

      Depreciation and amortization was 2.4% of sales in 1996 and 1995. The depreciation from new capital investment was offset by the sale of the two Connecticut stores on January 28, 1996.

      Interest, net

      Interest, net decreased from $27.3 million in 1995 to $24.4 million in 1996. The decrease was primarily a result of decreased variable interest rates associated with the senior bank term loans, paydowns of the senior bank term loans and lower average daily borrowings under the senior bank revolving loans.

      Net Loss

      Net loss was .5% of sales in 1996 compared to .6% in 1995. In absolute terms, the net loss decreased by $1.1 million or 22% in 1996 with a reduced sales and gross profit base. This improvement reflects reduced selling, general, and administrative expenses and decreased interest expense.

Results of Operations

Fiscal Year Ended December 30, 1995 Compared to Fiscal Year Ended December 31, 1994

      Sales

      For the 52 week period ended December 30, 1995, total sales were $769 million and same store sales were $719 million, compared to $754 million and $653 million, respectively, for the 53 week period ended December 31, 1994. This represented an increase of 1.9% in total sales (3.6% when calculated on a like 52 week basis) and a decrease of .8% in same store sales when calculated on a like 52 week basis. The increase in total sales was primarily attributable to the opening of four new stores during the

1994 fiscal year. The decrease in same store sales for the year was due to the continuation of competitive activity in the Company's primary trading area, which was generally lessening, as evidenced by a same store sales increase of 1.2% during the second half of 1995.

      Gross Margin

      The increase in gross profit of .4% of sales for the 52 week period ended December 30, 1995 over the 53 week period of 1994 resulted from a change in product mix to higher margin perishable products and the general lessening in competitive pricing pressures.

      Selling, General and Administrative Expenses

      The decrease in selling, general and administrative expenses of .2% of sales during the 52 week period ended December 30, 1995 when compared to the 53 week period of 1994 was primarily attributable to reductions in store payroll and fringe benefit related costs.

      EBITDA

      EBITDA was $39.5 million for the 52 week period ended December 30, 1995 compared to $34.0 million in the 53 week period of 1994. This increase of approximately 16% (18% on a like 52 week basis) was primarily attributable to the 0.6% increase in EBITDA margin to sales, resulting from the aforementioned increase in gross profit and decrease in selling, general and administrative expenses.

      Depreciation and Amortization

      Depreciation and amortization, as a percentage of sales, was relatively constant for the 52 week period ended December 30, 1995 and the 53 week period ended December 31, 1994.

      Interest, net

      The increase in interest, net, of .3% of sales, $2.7 million, for the 52 week period ended December 30, 1995, over the 53 week period of 1994, was due primarily to the increased variable interest rate associated with the senior bank term loans, a greater average daily borrowing under the senior bank revolving loans and the incremental interest costs associated with leases capitalized in 1994.

      Net Loss

      Net loss was $5.1 million for the 52 week period ended December 30, 1995, compared to a net loss of $6.2 million in the 53 week period ended December 31, 1994.

This reduced net loss was attributable to the higher level of EBITDA reduced by the higher levels of depreciation and amortization and interest, net.

      Liquidity and Capital Resources

      The Company's long-term debt (including current maturities and capital lease obligations) as of December 28, 1996 was $213.6 million. All principal payments required by the debt agreements were made during the year ended December 28, 1996.

      The Company had a working capital ratio of approximately .86:1 at December 28, 1996 and December 30, 1995. The Company typically requires small amounts of working capital since inventory is generally sold before payment to Wakefern and other suppliers. Therefore, cash provided from operations is frequently used for non-current purposes such as investing in property equipment and financing activities.

      Net cash provided by operating activities was $5.6 million in fiscal 1996 and $11.4 million in fiscal 1995. The reduction in net cash provided by operating activities during fiscal 1996 was due principally to a lease termination, increases in inventories and decreases in accounts payable and accrued liabilities.

      Net cash used in investing activities was $1.2 million for fiscal 1996 compared to $10.7 million for fiscal 1995. The reduction in net cash used in investing activities in 1996 was due primarily to the sale of the two Connecticut stores and reduced capital expenditures.

      Net cash used in financing activities was $5.5 million in 1996 compared to $4.8 million in 1995. The principal activities in both years consisted of payments of long-term debt and the receipt of proceeds of long-term borrowings. The increase in net cash used in financing activities in 1996 compared to 1995 resulted primarily from an increase in 1996 scheduled debt repayments.

      The Company's major uses of cash for the year ended December 28, 1996 were as follows: (i) cash interest payments (including capitalized leases) of $23.7 million; (ii) capital expenditures of $9.8 million; and scheduled debt payments of $8.8 million. Management believes operating cash flow, together with borrowings under the bank revolving credit facility and equipment financings, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt.

      The Bank Credit Agreement provides for a $26.0 million revolving credit facility. There was $8.9 million outstanding under the revolving credit facility as of December 28, 1996, of which $6.4 million was used for letters of credit and bonding purposes. The Bank Credit Agreement requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement).

      At October 5, 1996, the Company was not in compliance with the EBITDA and maximum levels of capital expenditure covenants under the Amended and Restated Credit Agreement dated December 17, 1993 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc. and Bankers Trust Company (agent). On November 5, 1996, the Company obtained a waiver of these covenants through January 31, 1997.

      A Fourth Amendment and Consent dated as of January 22, 1997 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., the financial institutions party to the Bank Credit Agreement and Bankers Trust Company (agent) amended the EBITDA and Maximum Level of Capital Expenditure Covenants for 1997. The Bank Credit Agreement requires the Company to comply with the following financial covenants (as amended and defined therein): (i) minimum consolidated net worth of $78 million; (ii) maximum capital expenditures of $12.9 million; (iii) minimum fixed charge coverage ratio of 1.4:1.0; and minimum EBITDA of $41 million. Management believes the Company will comply with all financial covenants, as amended, for fiscal 1997.

      The Company believes 1997 cash flows from operations, Revolving Credit Facility and equipment financings will be sufficient to fund the Company's anticipated cash requirements, including substantially all of the capital expenditure program. Major uses of the cash in fiscal 1997 will be as follows:
(i) interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $12.9 million; and (iii) scheduled debt and capital lease payments of $17 million (including the non-recourse demand note payable solely from the sale proceeds of the Company's Baldwin Place Shopping Center located in Somers, New York).

      All of the Company's facilities are subject to long-term leases. The costs to develop new stores consist of approximately $3 million for fixtures, equipment and leasehold improvements and approximately $1 million for beginning inventory. Fixtures, equipment and leasehold improvements are generally funded using a combination of equipment financing (approximately $2 million) and Operating Cash Flow/Revolver Availability ($1 million). Inventory requirements are generally financed through accounts payable with terms that usually exceed the Company's inventory turnover.

      The Company received a Record of Decision (ROD) from the New York State Department of Environmental Conservation (DEC) in December, 1995 with respect to the environmental status of the Baldwin Place Shopping Center located in Somers, New York. The ROD defined the environmental status of the site, outlined the remedial actions to be performed and allows the Company to proceed with the site approval process. The costs of remediation, as well as the related area resident litigation, are not likely to have a material adverse effect or the Company's results of operations, financial condition and liquidity.

The costs incurred by the Company to obtain the ROD, plus the cost associated with the remaining studies and subsequent remediation will be approximately $1.1 million. The Company will capitalize such costs and recover them upon the sale or development of this property. The Company anticipates selling the property when site plan approval is obtained at a price in excess of total capitalized costs. Management further believes that costs capitalized in connection with the Baldwin Place Shopping Center will be fully recoverable and the Company's $2.5 million note payable secured by this property will be repaid in full.

The recoverability of goodwill is assessed by comparing the Company's forecasts of cash flow from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. The Company will recognize a charge to operations at any time this comparison indicates that an impairment may be likely. Management continues to believe that the carrying value of goodwill and the estimated useful life is appropriate.

ITEM 8:  Financial Statements and Supplementary Data

    Information called for by this item is set forth in the Company's financial statements and supplementary data contained in this report. Specific financial data can be found at the pages listed in the following index.


                            BIG V SUPERMARKETS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        Fiscal Years 1994, 1995 and 1996

Independent Auditors' Report......................          F-2
Consolidated Statements of Loss...................          F-3
Consolidated Balance Sheets.......................          F-4
Consolidated Statements of Stockholder's Deficit..          F-5
Consolidated Statements of Cash Flows.............       F-6 - F-7
Notes to Consolidated Financial Statements........       F-8 - F-22


ITEM 9: Changes in and Disagreements with Accountant's on Accounting and Financial Disclosure

    Not Applicable.

                                    PART III

ITEM 10:   Directors and Executive Officers of the Registrant

    The names, ages and present principal occupations of the directors and executive officers of each of Big V and Holding are set forth below.

Name                         Age  Position
----                         ---  --------

David G. Bronstein.........   67  Chairman of the Board of Directors

Joseph V. Fisher...........   54  Director, Chief Executive Officer and
                                  President

James A. Toopes, Jr........   49  Director, Executive Vice President-Finance,
                                  Administration, Corporate Development and
                                  Corporate Secretary

John W. Childs.............   55  Director

C. Hunter Boll.............   41  Director

Joseph S. Frelinghuysen, Jr   55  Director

Leo J. Kahn................   80  Director

Steven G. Segal............   36  Director

    Mr. Bronstein served as President of the Company from December 1986 to July 1993, as the Company's Chief Executive Officer from October 1987 to December 1995, as a Director since December 1986 and as Chairman of the Board since December 1990. Mr. Bronstein joined the Company in 1985 as Executive Vice President and Chief Operating Officer. From 1979 to 1985, he served as Executive Vice President of Golub Corporation. From 1972 to 1979, Mr. Bronstein worked for P&C Supermarkets, where he rose to the position of Senior Vice President and General Manager. Mr. Bronstein serves on the Board of Directors of the Food Marketing Institute.

    Mr. Fisher served as Chief Executive Officer and President of the Company since December 1995, as the Company's Executive Vice President-Marketing and Operations and Chief Operating Officer of the Company from November 1994 to December 1995 and as a Director since July 1993. From 1993 to 1994, Mr. Fisher served as Senior Vice President--Marketing and Operations of the Company, and from 1992 to 1993 he served as

Vice President-Store Operations. Prior to joining Big V, Mr. Fisher worked for Purity Supreme, Inc. from 1973 to 1991 in various management positions, including Senior Vice President--Supermarkets from 1985 to 1991. Mr. Fisher serves as an Officer and Director of Wakefern Food Corp. and ShopRite Supermarkets, Inc. He also serves on the Board of Directors of the New York State Food Merchants Association.

    Mr. Toopes has served as Executive Vice President-Finance, Administration, Corporate Development, Corporate Secretary and Director since April 1996. Prior to joining Big V, Mr. Toopes worked for Bi-Lo, Inc., a subsidiary of Royal Ahold, as Executive Vice President-Finance and Administration from 1989 to 1996. Mr. Toopes worked for Lucky Stores, Inc. from 1976 to 1989, serving as Vice President-Controller.

    Mr. Childs has served as a Director of the Company since December 1990. He is President of J.W. Childs Associates. Until June 1995, Mr. Childs was Senior Managing Director of Thomas H. Lee Company where he was employed since 1987. Prior to joining THL, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area, ultimately serving as Senior Managing Director in charge of the Capital Markets Group. In that position, from 1984 through 1987, Mr. Childs was responsible for Prudential's approximately $77 billion fixed income portfolio, including the Capital Market Group's investment in leveraged acquisitions. Mr. Childs also is a director of Personal Care Group, Inc., Central Tractor Farm and Country, Inc. Cinnabon, Select Beverage Corp., and the Edison Project. Mr. Childs is President and a trustee of Thomas H. Lee Advisors I, the investment advisor to ML-Lee Acquisition Fund, L.P., and President and a trustee of T.H. Lee Mezzanine II, the administrative general partner of Thomas H. Lee Advisors II, L.P., the investment advisor to ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Childs also is a trustee of THL Equity Trust, the general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P.

    Mr. Boll has served as a Director of the Company since December 1990.
Mr. Boll is a Managing Director of THL and has been employed by THL since 1986. Mr. Boll also is a Vice President of Thomas H. Lee Advisors I, the investment advisor to ML-Lee Acquisition Fund, L.P., and a Vice President of T.H. Lee Mezzanine II, the administrative general partner of Thomas H. Lee Advisors II, L.P., the investment advisor to ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition fund (Retirement Accounts) II, L.P. Mr. Boll also is a Vice President of THL Equity Trust, the general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P. From 1984 to 1986, Mr. Boll worked as a consultant with The Boston Consulting Group. From 1977 to 1982, Mr. Boll worked as a corporate lending officer in the Energy & Minerals Group of Chemical Bank. Mr. Boll also serves as a Director of Freedom Securities, Inc., Petco Animal Supplies, Inc., Stanley Furniture Company Inc., and Select Beverages, Inc.

    Mr. Frelinghuysen has served as a Director of the Company and Chairman of its Audit and Compensation Committees since December, 1990. He is President of J.S. Frelinghuysen & Co., Inc., an independent investment banking firm organized in 1989. Mr. Frelinghuysen was previously a Managing Director of the First Boston Corporation where he was employed as a member of the Investment Banking Department from 1969-1988. He also serves as a Director of W.P. Stewart Co., Inc., an investment advisory firm, and is a Trustee of the Community Foundation of New Jersey.

    Mr. Kahn has been a Director of the Company since December 1990. Mr. Kahn founded Purity Supreme, Inc., an operator of supermarkets, warehouse food stores, drug stores, convenience stores and warehouse drug stores, which was sold to Supermarkets General Corporation in 1984. Following the sale of Purity Supreme, Inc., Mr. Kahn has been involved with a number of other business ventures, including Staples, Inc., a retail office supply chain, Health Development Corporation, an exercise and fitness enterprise. He is C.E.O. of Nature's Heartland, a health food supermarket.

    Mr. Segal has served as a Director of the Company since December 1994. Mr. Segal has served as a Managing Director of J.W. Childs Associates, L.P. since July 1995 and was previously a Managing Director of THL, being employed by THL from 1987 to 1995. Mr. Segal also is a Vice President of Thomas H. Lee Advisors I, T.H. Lee Mezzanine II, and THL Equity Trust, the general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P. Mr. Segal also serves as a Director of Cinnabon, Inc., Fitz and Floyd, Inc. and Central Tractor Farm & Country, Inc.

    Mr. Childs is the sole Director of BVH. The Officers of BVH are the following: (i) Mr. Fisher is President; (ii) Mr. Toopes is Treasurer and Secretary.

    Executive officers of each of Holding, BVH and Big V are appointed and serve at the discretion of their respective Boards of Directors. Each director of Holding, BVH and Big V is elected for a period of one year and serves until his successor is duly elected and qualified.

ITEM 11: Executive Compensation

    The following table sets forth the compensation paid or accrued by Big V to each of the Chief Executive Officer of the Company during the year ended December 28, 1996 and the most highly-compensated executive officers/senior management of the Company who served in such capacities on or during December 28, 1996 for services rendered to the Company in all capacities during the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996. Officers of Holding and BVH are not compensated for their services as such.



                                                     Summary Compensation Table

                                                                                                         Long-Term
                                                                                                        Compensation
                                                           Annual Compensation                             Awards
                                      ---------------------------------------------------------   -------------------------

                                                                                    Other
                                                                                    Annual           Option       All Other
                                            Fiscal                                 Compen-           Shares       Compensa-
Name and Principal Position                   Year      Salary($)      Bonus($)  sation($)(1)       Granted       tion($)(2)
---------------------------                   ----      --------       -------   ------------       -------       ---------
David G. Bronstein                            1996       150,000            --         11,855              --         5,105
  Chairman of the Board                       1995       274,038            --         12,380              --         5,625
                                              1994       300,000            --         22,338              --         4,875


Joseph V. Fisher                              1996       325,000        75,000          4,048              --         5,105
  Chief Executive Officer                     1995       245,998        25,000         11,382          17,000         5,375
  and President                               1994       167,529            --         34,200              --         4,300

James A. Toopes, Jr.                          1996       170,769            --         24,130          12,000            --
  Executive Vice President-
  Finance, Administration,
  Corporate Development and
  Corporate Secretary

Stephen L. Hittman                            1996       113,173        31,610          1,854              --         4,654
  Vice President-Real Estate                  1995        99,302        42,500          2,441           3,400         5,080
  and Assistant Secretary                     1994        75,016        15,000          2,123              --         2,788

John Onufer, Jr.
  Vice President-Controller and               1996       109,808        15,000          2,484              --           568
  Assistant Treasurer                         1995        28,846            --            280              --            --

Gary S. Koppele                               1996        62,846            --        131,058              --            --
  Senior Vice President-                      1995       171,230            --          2,170              --         5,625
  Administration, Treasurer                   1994       162,000            --          2,150              --         4,875
  and Chief Financial Officer
  (through April 3, 1996)

Cornelius J.J. Madera, Jr.                    1996        59,538            --        115,727              --            --
  Senior Vice President-Corporate             1995       171,230            --          2,600              --         5,625
  Development, General Counsel                1994       162,000            --          2,580              --         4,875
  and Secretary (through
  April 3, 1996)
                                                   (see notes on following page)

----------

(1) This represents the taxable portion of the personal use of a company automobile, life insurance and relocation expenses. For Messrs. Koppele and Madera, also represents payments made pursuant to termination agreements included herein.

(2) This represents the annual Company profit-sharing contribution and 401(k) matching funds.

Employment Agreements

    On May 1, 1996, the Company and BVH entered into an employment and non-competition agreement with Mr. Toopes, which agreement is scheduled to expire on April 30, 1998, subject to annual renewals thereafter. Pursuant to this agreement, the Company has agreed to pay an annual base salary to Mr. Toopes of
$240,000.   In addition to such base salary, Mr. Toopes is entitled to receive certain other employment benefits, including cash bonuses based upon the Company's attaining or surpassing profit targets established by the Company's Board of Directors.

    On December 19, 1995, the Company and BVH entered into an employment and non-competition agreement with Mr. Fisher, which agreement is scheduled to expire on December 31, 1998, subject to renewals thereafter. Pursuant to this agreement, the Company has agreed to pay an annual base salary to Mr. Fisher of $325,000. In addition to such base salary, Mr. Fisher is entitled to receive certain other employment benefits, including cash bonuses based upon the Company's attaining or surpassing profit targets established by the Company's Board of Directors.

    Pursuant to the employment agreement with Mr. Toopes, the Company and BVH caused Holding to sell 8,000 shares of Holding's Class A Common Stock to Mr. Toopes for an aggregate purchase price of $280,000 in exchange for a $75,000 payment in cash and a promissory note payable in the amount of $205,000. See this Item 11--"Loans to Management." Also pursuant to such employment agreement, the Company and BVH caused Holding to grant Mr. Toopes options to purchase 12,000 shares of Holding's Class A Common Stock under the Stock Option Plan.
See this Item 11-- "Management Stock Option Plan." In the event Mr. Toopes' employment is terminated without cause, or upon his death or disability, his salary (including an increase in base salary for at least a portion of the period after termination without cause, death or disability) and other employment benefits will, subject to certain adjustments and limitations, continue until the end of his term of employment. In addition, the employment agreement places certain restrictions upon the ability of Mr. Toopes to communicate confidential information concerning the Company to third parties. Pursuant to the non-competition provisions of this employment agreement, Mr. Toopes will not, for one year following termination of his employment, engage in certain specified activities relating to the Company or the Company's business.

Compensation Pursuant to 401(k) Plan

    The Company has a discretionary profit-sharing retirement plan for officers and non-union employees which includes a qualified cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code. Under this arrangement, officers and non-union employees may elect to forego the current receipt of up to 10% of their cash compensation and have such amounts contributed to the plan on their behalf. In addition, the Company matches 25% of such elected amounts up to 5% of each individual employee's income. The Company may also elect to make additional, discretionary contributions to the plan. The amounts contributed for the benefit of executive officers in 1995 with respect to such plan are included in this Item 11 under the heading "All Other Compensation."

Management Stock Option Plan

    Holding's Time Accelerated Restricted Stock Plan (the "Stock Option Plan"), adopted effective as of December 28, 1990, and as amended effective as of February 1, 1995, provides for the granting of non-qualified stock options, each in such amounts, on such terms and to such officers and other key employees of the Company as the administrators of the Stock Option Plan, in accordance with the terms of the Stock Option Plan, may select. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Holding, subject to the supervision and control of the entire Board. A total of 111,111 shares of Common Stock are reserved for issuance pursuant to the Stock Option Plan. As of March 21, 1997, options to purchase 74,402 shares were granted and outstanding, options to purchase 6,738 shares had vested and no options had been exercised.

    Pursuant to the Stock Option Plan, as amended, all of the performance based options shall have a per share exercise price not less than the per share fair market value of the Common Stock as of the date of the grant of such options. All of the options granted through March 21, 1997 (other than options to purchase 21,739 shares granted to Mr. Bronstein) have 9 1/2 year vesting schedules, subject to acceleration during the first four years following the date of grant upon the attainment of certain performance criteria. The options granted to Mr. Bronstein have 15 year vesting schedules, subject to acceleration during the first four years following the date of grant upon the attainment of certain performance criteria.

    With the exception of an option granted to Frelinghuysen, all options granted through March 21, 1997 are non-transferable other than by will or the laws of descent and distribution, and all options are exercisable only while the optionee remains in the employ of the Company or for a short period of time thereafter. If an optionee dies or becomes disabled while in the employ of the Company, the option is exercisable prior to the 365th day following the date of termination of employment. If an optionee's employment is terminated without cause, the option is exercisable for 90 days following the date of termination of employment. If an optionee leaves the employ of the Company for any other reason, the option is exercisable for only five days following the date of termination of employment. Options which are exercisable following termination of employment are exercisable only to the extent that the optionee was entitled to exercise such options on the date of such termination.

    The right to exercise the option granted to Frelinghuysen is not transferable, but such option may be assigned to any person or entity which acquires all of the outstanding capital stock or substantially all of the assets of Frelinghuysen. Additionally, such option may be assigned to any person or entity which is controlled by, controlling or under common control with Mr. Frelinghuysen.

Compensation of Directors

    The Company does not pay an annual retainer or meeting attendance fee to any Director other than Mr. Kahn who is paid $4,000 for each meeting he attends; however, expenses incurred in connection with attending each Board meeting and committee meeting are paid by the Company.

Incentive Compensation Plan

    The Company maintains an incentive compensation plan for all non-union management associates, pursuant to which the Company makes cash incentive awards to such members of management in varying amounts based upon the achievement of various budgeted operating targets established on an annual basis by the Board of Directors.

Option Grants

    During the fiscal year ended December 28, 1996, there were grants of options to purchase 12,000 shares of Holding's Class A Common Stock while forfeitures of same amounted to 23,512.

Aggregated Option Values at Fiscal Year-End

    The following information is furnished for the fiscal year ended December 28, 1996 with respect to the stock options held by the Company's Chief Executive Officer and each of the other individuals named in the Summary Compensation Table. No stock options were exercised during the fiscal year ended December 28, 1996.


                        Aggregated Option Fiscal Year-End Option Values

                                          Number of                          Value of Unexercised
                                         Options at                         In-the-Money Options at
                                      December 28, 1996                      December 28, 1996 (1)
                                  ---------------------------             ---------------------------
    Name                          Exercisable   Unexercisable             Exercisable   Unexercisable
    ----                          -----------   -------------             -----------   -------------

David G. Bronstein                    5,435        16,304                     -0-            -0-
Joseph V. Fisher                       -0-         17,000                     -0-            -0-
James A. Toopes, Jr.                   -0-         12,000                     -0-            -0-
Stephen L. Hittman                     -0-          3,400                     -0-            -0-
John Onufer, Jr.                       -0-           -0-                      -0-            -0-
Gary S. Koppele                         380          -0-                      -0-            -0-
Cornelius J.J. Madera, Jr.              380          -0-                      -0-            -0-

__________

(1)  None of the options are in-the-money.


Loans to Management

     Mr. Fisher borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of December 20, 1993. The principal amount of this note was $387,500, which note was cancelled and replaced with a new note in the principal amount of $615,000. The payment of this new note is secured by the 12,500 and 6,500 shares of Class A Common Stock purchased by Mr. Fisher in December 1993 and December 1995, respectively. Mr. Fisher's note matures on December 31, 2005 and bears interest at a rate equal to the prime rate plus 1.5% per annum.

     Mr. Madera borrowed $100,000 from Holding on May 25, 1994. The principal amount of this note is secured by the shares of Class A Common Stock owned by Mr. Madera, is payable on demand and bears interest at a rate equal to the prime rate plus 1.5% per annum.

     Mr. Toopes borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of December 14, 1996. The principal amount of his note was $205,000. The payment of this note is secured by 8,000 shares of Class A Common Stock purchased by Mr. Toopes. Mr. Toopes' note matures on December 31, 2005 and bears interest at a rate equal to the prime rate plus 1.5% per annum.

    In addition, certain members of the Company's management (none of whom is a named executive officer) borrowed from Holding and the Company a portion of the purchase price for shares of Holding's Class A Common Stock purchased by such individuals in connection with the Acquisition. Payment of obligations under each of these management notes is secured by the shares of Class A Common Stock purchased by the makers of these notes.

    The aggregate principal amount of such management stock purchase loans currently owed to Holding is equal to approximately $23,000, which amount is payable in five equal installments commencing January 1, 1996. The amounts due Holding for such loans are represented by secured promissory notes which bear interest at the rate of 8.57% per annum.

Compensation Committee Interlocks and Insider Participation

    Messrs. Frelinghuysen, Bronstein, Fisher and Childs served on the Compensation Committee during fiscal 1996. Mr. Bronstein served as the Company's Chairman of the Board during fiscal 1996. Mr. Fisher served as the Company's Chief Executive Officer in fiscal 1996. None of the other members of the Compensation Committee served as officers or employees of the Company or any of its subsidiaries during fiscal 1996.

    In connection with the Acquisition, THL, Thomas H. Lee Equity Partners, L.P. (the "Lee Fund"), ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (collectively, the "ML-Lee Funds") and their respective affiliates (together with THL, the Lee Fund and the ML-Lee Funds, the "THL" Companies"), Frelinghuysen, certain members of the Company's senior management and Prudential made investments in Holding and the Company. See "Certain Relationships and Related Transactions."

    Also in connection with the Acquisition, the Company entered into five-year management agreements with each of THL and Frelinghuysen. The agreements call for payment to them of $150,000 and $100,000 per year, respectively, for five years beginning January 1, 1991, for management and other consulting services rendered to the Company, with annual renewals following the scheduled expiration date of December 31, 1995. See Item 13.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

    There are 1,000 shares of Common Stock, $1.00 par value per share, of Big V outstanding, all of which outstanding shares of Common Stock are beneficially owned by BVH and 100 shares of common stock, $.01 par value per share, of BVH all of which are beneficially owned by Holding. Holding has sole voting and investment power with respect to all shares of common stock of BVH and BVH has sole voting and investment power with respect to all shares of common stock of Big V.

Security Ownership of Big V Holding Corp.

    As of December 28, 1996, there were outstanding 705,123 shares of Holding Class A Common Stock, par value $.01 per share. The information in the table below presents the beneficial ownership of (i) each person known to Holding to own beneficially more than five percent of the outstanding voting common stock of Holding, (ii) each director and each executive officer of Holding named in the Summary Compensation Table, and (iii) all directors and executive officers of Holding, BVH and Big V, respectively as a group.

                                                           Number of Shares       Percent of
                                                          of Class A Common       Outstanding
                                                          Stock Beneficially   Shares of Class A
Beneficial Owner                                             Owned (1)(2)       Common Stock (1)
----------------                                          ------------------   ------------------

Thomas H. Lee Equity Partners, L.P. (3)                         296,808              42.09
ML-Lee Acquisition Fund II, L.P. (4)                            117,333              16.64
ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (4)       62,667               8.89
Thomas H. Lee (5)                                                36,513               5.18
Gary S. Koppele (6)                                              32,973               4.68
Cornelius J. J. Madera, Jr. (6)                                  26,973               3.83
David G. Bronstein (7)                                           35,335               4.99
Joseph S. Frelinghuysen, Jr. (8)                                 10,543               1.50
C. Hunter Boll (9)                                                3,146                 **
John W. Childs (10) (11)                                         11,882               1.69
Leo J. Kahn                                                       5,317                 **
Steven G. Segal (12)                                              1,258                 **
Joseph V. Fisher                                                 19,000               2.70
James A. Toopes, Jr.                                              8,000               1.14
Stephen L. Hittman                                                  -0-                 **
John Onufer, Jr.                                                    -0-                 **

All directors and executive officers of Holding
    as a group (11 persons) (13)                                 94,481              13.27

                                ---------------
**   Represents less than l%
(1) For purposes of the computation of percentages of Holding presented in this table, a holder is deemed to beneficially own all shares which may be acquired by such holder upon exercise of options held by such holder, which options are exercisable within 60 days. Such shares which may be acquired by such holder (but no shares which may be acquired by any other holder upon exercise of options held by such other holder) are deemed to be outstanding.
(2)  Share amounts are rounded to the nearest whole number.
(3)  Each of (i) THL Equity Advisors Limited Partnership, (ii) THL Equity Trust,
     (iii) Thomas H. Lee, as Trustee of THL Equity Trust, (iv) John W. Childs, as Trustee of THL Equity Trust, (v) C. Hunter Boll, as an officer of THL Equity Trust, and (vi) Steven G. Segal, as an officer of THL Equity Trust, may be deemed to be the beneficial owner of 296,808 shares held by the Lee Fund. Such entities and Messrs. Lee, Boll, Childs and Segal disclaim beneficial ownership of such shares. The foregoing entities and Messrs. Lee and Boll maintain their principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. Messrs. Childs and Segal maintain their principal business address c/o J.W. Childs Associates, L.P., One Federal Street, Boston, MA 02110.
(4) Each of (i) Thomas H. Lee Advisors II, L.P. ("Advisors II"), the Investment Advisor of each of the ML-Lee Funds, (ii) T.H. Lee Mezzanine II ("Mezzanine

     II"), a general partner of Advisors II, (iii) Thomas H. Lee, as Trustee of Mezzanine II and an Individual General Partner of each of the ML-Lee Funds,
     (iv) John W. Childs, as Trustee of Mezzanine II, (v) C. Hunter Boll, as an officer of Mezzanine II, and (vi) Steven G. Segal, as an officer of Mezzanine II, may be deemed to be the beneficial owners of 180,000 shares held, in the aggregate, by the ML-Lee Funds. Each of Advisors II, Mezzanine II, Mr. Lee, Mr. Childs, Mr. Boll and Mr. Segal disclaim ownership of such shares. Each of Advisors II and Mezzanine II maintains their principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. The ML-Lee Funds maintain principal business addresses c/o Merrill Lynch, 225 Liberty Street, World Financial Center, South Tower--23rd Floor, New York, New York 10080-6123.
(5) Represents 36,513 shares which may be deemed to be beneficially owned by State Street Bank and Trust Company of Connecticut, N.A., as trustee of the 1989 Thomas H. Lee Nominee Trust (the "Lee Trust"). State Street Bank and Trust Company of Connecticut, N.A. disclaims beneficial ownership of such shares. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Lee as a result of his relationships with the Lee Fund and the ML-Lee Funds. Mr. Lee disclaims beneficial ownership of such shares. Mr. Lee maintains his principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109.
(6) Includes options to purchase 380 shares. Also includes, solely with respect to Mr. Koppele, 32,593 shares held of record by GSK, Inc., a Delaware corporation wholly owned by Mr. Koppele. Mr. Koppele may be deemed to beneficially own these shares as a result of his relationship with GSK, Inc.
(7)  Includes options to purchase 5,435 shares.
(8)  Includes options to purchase 543 shares.
(9) Includes options to purchase 1,581 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Boll as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Boll disclaims beneficial ownership of such shares.
(10) Includes options to purchase 6,211 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Childs as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Childs disclaims beneficial ownership of such shares.
(11) Does not include 426 shares which Mr. Childs may be deemed to own by virtue of proxies he holds with respect to shares owned by his siblings. Mr. Childs disclaims beneficial ownership of such shares.
(12) Includes options to purchase 632 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Segal as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Segal disclaims beneficial ownership of such shares.
(13) Does not include 513,320 shares which may be deemed to be beneficially owned by certain directors as a result of their relationships with the Lee Fund, the

     ML-Lee Funds and the Lee Trust, as beneficial ownership of such shares is disclaimed. Includes options to purchase 6,738 shares.

ITEM 13:  Certain Relationships and Related Transactions

     The Company and THL entered into an agreement dated December 28, 1990, pursuant to which THL received a financial advisory fee of $1,250,000 from the Company at the closing of the Acquisition and a strategic planning fee of $250,000 on January 15, 1991. In addition, pursuant to such agreement, THL received $150,000 per year for five years beginning January 1, 1991 for management and other consulting services rendered to the Company. After the initial five-year term, the management agreement with THL automatically renews on an annual basis unless either party serves notice of termination at least 90 days prior to the renewal date. The Company believes that the terms of this agreement are comparable to those that would have been obtainable from unaffiliated sources.

     The Company and Frelinghuysen entered into an agreement dated December 28, 1990, pursuant to which Frelinghuysen received a financial advisory fee of $1,250,000 from the Company at the closing of the Acquisition (which was comprised of $875,000 in cash and 10,714.286 shares of Holding's Class A Common Stock) and a strategic planning fee of $250,000 on January 15, 1991. In addition, pursuant to such agreement, Frelinghuysen received $100,000 per year for five years beginning January 1, 1991 for management and other consulting services rendered to the Company. After the initial five year term, the management agreement with Frelinghuysen automatically renews on an annual basis unless either party serves notice of termination at least 90 days prior to the renewal date. The Company believes that the terms of this agreement are comparable to those that would have been obtained from unaffiliated sources.

     Each of the management and consulting agreements between the Company and THL and the Company and Frelinghuysen provides that the Company will indemnify THL and Frelinghuysen respectively for any liability arising from the performance of management or consulting services under such agreement, unless such liability is the result of gross negligence or willful misconduct.

     The existing shareholders of Holding (the "Existing Shareholders") have entered into a shareholders' agreement, dated as of December 28, 1990, as amended and restated on December 17, 1993 (the "Shareholders' Agreement"), which sets forth certain rights and obligations of the parties with respect to the Common Stock and corporate governance of Holding, including certain transfer restrictions on shares of Common Stock, certain put and call rights and obligations relating to the Common Stock, agreements relating to the composition of the Board of Directors of Holding and registration rights.

     The Shareholders' Agreement provides that the Existing Shareholders must, subject to certain conditions, vote their shares to elect a Board of Directors of Holding consisting of not more than five directors, subject to increase pursuant to the Shareholders'

Agreement, one director to be nominated by THL and certain of its officers, employees, consultants and affiliates (collectively with their permitted transferees, the "Lee Holders"), one director to be nominated by the ML-Lee Funds, one director to be nominated by the Lee Fund, one director to be nominated by Frelinghuysen and one director to be nominated by the Chief Executive Officer of Big V. Notwithstanding the foregoing, the right of any of the foregoing shareholders to designate directors will be eliminated at such time as such shareholder no longer owns any of the shares of Common Stock then outstanding.

     In addition, the Shareholders' Agreement provides that the Existing Shareholders are (i) in certain instances, subject to "come along" rights allowing them to participate in private sales of Common Stock by certain Existing Shareholders and (ii) in certain instances, subject to "take along" rights allowing certain Existing Shareholders who are selling all of their shares to require the other Existing Shareholders to sell all of their shares of Common Stock to the same purchaser in the same transaction. The Shareholders' Agreement requires Holding's Existing Shareholders to vote together as a group on certain matters, including the nomination and election of the Board of Directors, establishing the number of directors in accordance with the Shareholders' Agreement and certain sales or mergers relating to the "take along" rights contained in the Shareholders' Agreement.

     The Shareholders' Agreement also provides certain registration rights to the Existing Shareholders. If Holding receives a written request from any of the ML-Lee Funds, the Lee Fund, the Lee Holders or Frelinghuysen or any of their permitted transferees (collectively, the "Institutional Investors") that Holding file a registration statement under the Securities Act covering the registration of at least 10% of the Registrable Securities (as defined therein), then Holding is required, on no more than two occasions, to (a) promptly give written notice to all other Existing Stockholders of such request and (b) with reasonable promptness, and generally within 120 days after receipt by Holding of a written request for a demand registration, file a registration statement with the Securities and Exchange Commission (the "Commission") relating to such Registrable Securities as to which such request for a demand registration relates and Holding shall use its best efforts to cause all Registrable Securities of the same class that holders have requested be registered to be registered under the Securities Act, subject to customary proportional reductions if necessary to accommodate market conditions.

     The Shareholders' Agreement also provides that if Holding proposes to register shares of Common Stock under the Securities Act, in connection with the public offering of such securities solely for cash on a form that would also permit the registration of any of the Registrable Securities, either for its own account or for the account of others, then each Existing Shareholder has a right, subject to certain restrictions, to request that Holding register its shares of Common Stock.

                                    PART IV

ITEM 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1)  Financial Statements

     See Financial Statements Index included in Item 8 of Part II of this Form 10-K.
          (2)  Financial Statement Schedules:

     Schedules have been omitted as they are not applicable or the required information is presented in the financial statements or related notes.

          (3)  Exhibits

     See Index to Exhibits on Page II-I. A copy of the exhibits listed herein can be obtained by writing:

                   James A. Toopes, Jr.
                   Executive Vice President-Finance,
                   Administration and Corporate Development
                   Big V Supermarkets, Inc.
                   176 North Main Street
                   Florida, New York 10921

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter for the year ended December 28, 1996.

                            BIG V SUPERMARKETS, INC.

                               INDEX TO EXHIBITS


    Exhibits Incorporated by Reference. Except as otherwise noted, the following is a list of exhibits incorporated herein by reference to the Company's Registration Statement No. 33-74132, as amended, filed with the Securities and Exchange Commission (exhibit numbers indicated below correspond to those used for exhibits originally filed with such Registration
No. 33-74132).

Exhibit  Exhibit
 No.     Description
-----    -----------

3.1 Certificate of Incorporation of Big V Supermarkets, Inc., as amended to date.

3.2      Amended and Restated By-Laws of Big V Supermarkets, Inc.

4.1 Indenture dated December 17, 1993 between Big V Supermarkets, Inc. and United States Trust Company of New York, as Trustee, relating to the Notes (including form of Note).

4.2 Registration Rights Agreement dated December 10, 1993 between Big V Supermarkets, Inc., BT Securities Corporation and CS First Boston Corporation.

4.3 Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, Union Bank of Switzerland as co-agent and Bankers Trust Company as agent.

4.4 Note and Stock Purchase Agreement dated December 28, 1990 between Big V Holdings Corporation, Big V Supermarkets, Inc., The Prudential Reinsurance Company, ML-Lee Acquisition Fund II, L.P., and ML-Lee Acquisition (Fund Retirement Accounts) II, L.P.

4.5 Amendment to Note and Stock Purchase Agreement dated as of December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

4.6 Stock Subscription Agreement and Promissory Note by Big V Supermarkets, Inc. for stock of Wakefern Food Corp. dated March 9, 1988, including Schedule of Similar Documents not included in Exhibits.

4.7 Loan and Security Agreement by and between Big V Supermarkets, Inc. and the CIT Group/Equipment Financing, Inc. dated as of July 20, 1993, as amended.

4.8 Loan and Security Agreement by and between Big V Supermarkets, Inc. and the CIT Group/Equipment Financing, Inc. dated as of August 12, 1991.

4.9 Loan and Security Agreement, dated as of December 28, 1992 between Big V Supermarkets, Inc. and Pitney Bowes Credit Corporation.

4.10 Loan and Security Agreement dated December 31, 1992 between Big V Supermarkets, Inc. and MetLife Capital Corporation.

4.11 Promissory Note dated November 12, 1993 from Big V Supermarkets, Inc. to Insure-Rite, Ltd.

4.12 Consent and Amendment dated December 13, 1993 to Loan and Security Agreement by and between Big V Supermarkets, Inc. and the CIT Group/Equipment Financing, Inc. dated as of August 12, 1991.

4.13 Bond Purchase Agreement among Orange County Industrial Development Agency, Big V Supermarkets, Inc. and the CIT Group/Equipment Financing, Inc. dated as of December 22, 1993.

4.14 Second Consent and Amendment dated March 23, 1994 to Loan and Security Agreement by and between Big V Supermarkets, Inc. and the CIT Group/Equipment Financing, Inc. dated as of August 12, 1991.

4.15 Third Consent and Amendment dated May 9, 1994 to Loan and Security Agreement by and between Big V Supermarkets, Inc. and the CIT Group/Equipment Financing, Inc. dated as of August 12, 1991.

4.16 Fourth Consent and Amendment dated February 27, 1995 to Loan and Security Agreement by and between Big V Supermarkets, Inc. and The CIT Group/Equipment Financing, Inc. dated as of August 12, 1991.

4.17 Orange County Industrial Development Agency taxable industrial development revenue bond in the aggregate principal amount of $2 million dated June 3, 1994.

4.18 Orange County Industrial Development Agency taxable industrial development revenues bond in the aggregate principal amount of $2 million dated December 5, 1994.

4.19 Note and Security Agreement dated as of August 9, 1995 between Big V Supermarkets, Inc. and El Camino Resources, Ltd.

4.20* Third Amendment dated as of January 9, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent

4.21* Consent dated as of January 23, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent

4.22** Consent dated October 10, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent, and MetLife Capital Corporation

4.23** Consent and Waiver dated November 5, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent, and MetLife Capital Corporation

4.24** Fourth Amendment and Consent dated January 22, 1997 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent

4.25** Term Promissory Note and Loan and Security Agreement dated as of October 30, 1996 between Big V Supermarkets, Inc. and MetLife Capital Corporation

4.26** UCC-3 Termination Statements on behalf of El Camino Resources, Ltd. (reference to 4.19)

10.1 Letter Agreement dated as of October 10, 1990 among Big V Holding Corp., Big V Acquisition Corp., Thomas H. Lee Company, J. S. Frelinghuysen & Company, Inc., BV Holdings Corporation and Big V Supermarkets, Inc. regarding agreement with Wakefern Food Corporation.

10.2 Letter Agreement dated as of December 28, 1990 between Big V Supermarkets, Inc., BV Holdings Corporation, Big V Holding Corp., Big V Acquisition Corp., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Thomas H. Lee Equity Partners, L.P., Thomas H. Lee Advisors II, L.P., THL Equity Advisors Limited Partnership, ML Mezzanine Investments II, L.P., Frelinghuysen Equity Corp., THL-EP Equity Corporation, Thomas H. Lee Company and Wakefern Food Corporation.

10.3 Letter Agreement dated as of December 28, 1990 between Big V Supermarkets, Inc., BV Holdings Corporation, Big V Holding Corp., Big V Acquisition Corp., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Thomas H. Lee Equity Partners, L.P., THL Equity Advisors Limited Partnership, Mezzanine Investments II, L.P., J. E. Frelinghuysen Equity Corp., 1987 Merchant Investment Partnership, Merchant GP Inc., Merchant LBO, Inc. and Metropolitan Life Insurance Company regarding obligations to Wakefern, as amended by an amendment dated April 22, 1991.

10.4 Letter Agreement between Big V Supermarkets, Inc., BV Holdings Corporation, Big V Holding Corp., Thomas H. Lee Equity Partners, L.P., Joseph S. Frelinghuysen, ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., David G. Bronstein, Gary S. Koppele, Cornelius J., J. Madera, Jr. and Wakefern Food Corporation dated November 22, 1993.

10.5     By-Laws of Wakefern Food Corporation.

10.6 Stockholders Agreement dated as of August 20, 1987 by and among Wakefern Food Corp., and each of the Member--Stockholders of Wakefern.

10.7 Amendment to Stockholders Agreement dated as of January, 1992 by and among Wakefern Food Corp. and each of the Member-Stockholders of Wakefern.

10.8 Order on Consent between the DEC, Big V Supermarkets, Inc. and Somers Development Corp. regarding Baldwin Place Shopping Center dated
         July 27, 1992.

10.9 Trademark License Agreement between Big V Supermarkets, Inc. and Wakefern Food Corporation.

10.10    Big V Supermarkets, Inc. Profit-Sharing Plan and Trust.

10.11 Somers Agreement dated as of December 28, 1990, by and among BV Holdings Corporation, Big V Investment Corp., Big V Supermarkets, Inc., Somers Development Corp,. and Merchant GP, Inc., as agent and representative.

10.12 Employment and Non-Competition Agreement dated as of December 28, 1990 between David G. Bronstein, BV Holdings Corporation and Big V Supermarkets, Inc.

10.13 Employment and Non-Competition Agreement between Cornelius J. J. Madera, Jr., BV Holdings Corporation and Big V Supermarkets, Inc. dated December 28, 1990.

10.14 Employment and Non-Competition Agreement dated December 28, 1990 between Gary S. Koppele, BV Holdings Corporation and Big V Supermarkets, Inc.

10.15 Employment and Non-Competition Agreement dated December 19, 1995 between BV Holdings Corporation, Big V Supermarkets, Inc. and Joseph Fisher.

10.16 Employment and Non-Competition Agreement dated August 6, 1993 between BV Holdings Corporation, Big V Supermarkets, Inc. and Stuart Rosenthal.

10.17 Management Agreement with BV Holdings Corporation dated December 28, 1990 between BV Holdings Corporation and Big V Supermarkets, Inc.

10.18 Management Agreement with Thomas H. Lee Company dated December 28, 1990 between Thomas H. Lee Company, Big V Holding Corp., Big V Acquisition Corp., BV Holdings Corporation and Big V Supermarkets, Inc.

10.19 Management Agreement dated December 28, 1990 between J. S. Frelinghuysen/Company, Inc., Big V Holding Corp., BV Holdings Corporation, and Big V Supermarkets, Inc.

10.20 Agreement for the allocation of Federal Income Tax Liability and Benefits among members of Big V Holding Corp. Consolidated Group dated December 28, 1990 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., Somers Development Corp., Dixx Mart, Inc. and Big V Investment Corp.

10.21    Big V Holding Corp. 1990 Time Accelerated Restricted Stock Option Plan.

10.22** Employment and Non-Competition Agreement dated as of May 1, 1996 between James A. Toopes, Big V Holding Corp. and Big V Supermarkets, Inc.

10.23** Employment Termination Agreement between Big V Supermarkets, Inc., Big V Holding Corp. and Gary S. Koppele dated June 17, 1996

10.24**  Employment Termination Agreement  between Big V Supermarkets, Inc.,
         Big V Holding Corp. and Cornelius J. J. Madera, Jr. dated June 17, 1996

12.1**   Statement re: computation of ratio of earnings to fixed charges.

21.1     Subsidiaries of the Registrant.

-----------------

 * Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 23, 1996.
**   Included herein.

/1/  December 19, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Florida, State of New York, on March 28, 1997.

                                   BIG V SUPERMARKETS, INC.


                                   By:   /s/ Joseph V. Fisher
                                        -------------------------------
                                        Joseph V. Fisher,
                                        Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signatures                            Title                                Date
----------                            -----                                ----
/s/ David G. Bronstein                Director, Chairman of the            March 28, 1997
----------------------------            Board
David G. Bronstein


/s/ Joseph V. Fisher                  Director, Chief Executive            March 28, 1997
----------------------------            Officer and President
Joseph V. Fisher                        (principal executive officer)


/s/ James A. Toopes, Jr.              Director, Executive Vice             March 28, 1997
----------------------------            President-Finance,
James A. Toopes, Jr.                    Administration, Corporate
                                        Development and Corporate
                                        Secretary
                                        (principal financial officer)


/s/ John Onufer, Jr.                  Vice President-Controller            March 28, 1997
----------------------------            and Assistant Treasurer
John Onufer, Jr.


/s/ John W. Childs                    Director                             March 28, 1997
--------------------------------
John W. Childs


/s/ C. Hunter Boll                    Director                             March 28, 1997
--------------------------------
C. Hunter Boll


/s/ Joseph S. Frelinghuysen, Jr.      Director                             March 28, 1997
--------------------------------
Joseph S. Frelinghuysen, Jr.


/s/ Leo J. Kahn                       Director                             March 28, 1997
--------------------------------
Leo J. Kahn


/s/ Steven G. Segal                   Director                             March 28, 1997
--------------------------------
Steven G. Segal

                               ------------------------------------------------
                                       Big V Supermarkets, Inc.

                                       Consolidated Financial Statements for the
                                       Fiscal Years 1996, 1995 and 1994, and
                                       Independent Auditors' Report

BIG V SUPERMARKETS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 1996, 1995 AND 1994
------------------------------------------------------------------------------


                                                                Page

INDEPENDENT AUDITORS' REPORT                                    F-2

CONSOLIDATED STATEMENTS OF LOSS                                 F-3

CONSOLIDATED BALANCE SHEETS                                     F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT                F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                        F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-8 - F-23

INDEPENDENT AUDITORS' REPORT


Big V Supermarkets, Inc.
Florida, New York

We have audited the accompanying consolidated balance sheets of Big V Supermarkets, Inc. and subsidiaries (the "Company") as of December 28, 1996 and December 30, 1995, and the related consolidated statements of loss, stockholder's deficit and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big V Supermarkets, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Parsippany, New Jersey
March 25, 1997

[GRAPHIC OMITTED]
BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED DECEMBER 28, 1996 (52 WEEKS),
DECEMBER 30, 1995 (52 WEEKS), AND DECEMBER 31, 1994 (53 WEEKS)
-------------------------------------------------------------------------------


                                                                December 28,        December 30,        December 31,
                                                                  1996                1995                 1994

SALES                                                         $    735,975,920    $    768,681,588     $    754,401,185
                                                              ----------------    ----------------     ----------------

COSTS AND EXPENSES:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                           545,851,021         568,298,763          560,864,799
  Selling, general and administrative                              151,824,568         161,745,756          160,068,289
  Special charges                                                    3,003,736                   -                    -
  Depreciation and amortization                                     17,381,369          18,547,788           17,777,777
  Interest expense, net of interest income
    of $254,504 for 1996, $311,312 for 1995,
    and $554,768 for 1994                                           24,381,855          27,277,180           24,621,373
                                                              ----------------    ----------------     ----------------

           Total costs and expenses                                742,442,549         775,869,487          763,332,238
                                                              ----------------    ----------------     ----------------

LOSS BEFORE INCOME TAXES                                            (6,466,629)         (7,187,899)          (8,931,053)

INCOME TAX BENEFIT                                                   2,508,721           2,109,700            2,770,600
                                                              ----------------    ----------------     ----------------

NET LOSS                                                      $     (3,957,908)   $     (5,078,199)    $     (6,160,453)
                                                              ================    ================     ================

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1996 AND DECEMBER 30, 1995
-------------------------------------------------------------------------------


ASSETS                                                                                       1996             1995
CURRENT ASSETS:
  Cash                                                                                     $ 10,595,208     $ 11,683,235
  Accounts receivable                                                                        13,066,647       12,157,940
  Inventories                                                                                35,436,972       34,971,590
  Refundable income taxes                                                                       120,000          144,769
  Prepaid expenses and other current assets                                                   3,433,463        3,467,905
                                                                                           ------------     ------------

           Total current assets                                                              62,652,290       62,425,439

PROPERTY AND EQUIPMENT - At cost, less accumulated
  depreciation and amortization of $70,004,649 at December 28, 1996 and
   $59,423,357 at December 30, 1995                                                          72,304,447       88,793,076

GOODWILL - Less accumulated amortization of $10,913,661 at December 28, 1996 and
  $8,901,257 at December 30, 1995                                                            68,395,470       70,407,873

INVESTMENT IN WAKEFERN FOOD CORP.                                                            11,236,370       11,634,287

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated amortization of $6,205,213 at
  December 28, 1996 and $5,171,011 at December 30, 1995                                      35,162,875       36,197,077

OTHER ASSETS                                                                                 14,865,650       15,497,754
                                                                                           ------------     ------------
TOTAL ASSETS                                                                               $264,617,102     $284,955,506
                                                                                           ============     ============


LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                        $  39,738,270    $  41,814,974
  Accrued expenses and taxes other than income taxes                                         15,028,037       15,331,066
  Income taxes payable                                                                           17,000                -
  Deferred income taxes                                                                       6,313,500        6,455,700
  Current portion of long-term debt                                                          10,959,354        9,691,548

  Current portion of capitalized lease obligations                                              447,183          328,427
                                                                                           ------------     ------------
           Total current liabilities                                                         72,503,344       73,621,715
                                                                                           ------------     ------------
OTHER LONG-TERM LIABILITIES                                                                   6,246,950        4,916,736
                                                                                           ------------     ------------
LONG-TERM DEBT - Less current portion                                                       165,589,901      172,158,330
                                                                                           ------------     ------------
CAPITALIZED LEASE OBLIGATIONS - Less current portion                                         36,614,164       44,773,557
                                                                                           ------------     ------------
DEFERRED INCOME TAXES                                                                         7,973,000        9,698,174
                                                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, par value, $1.00 per share; authorized, 1,000 shares;
    issued, 1,000 shares                                                                          1,000            1,000
  Paid-in capital                                                                             8,664,388        8,803,731
  Accumulated deficit                                                                       (32,975,645)     (29,017,737)
                                                                                           ------------     ------------
           Total stockholder's deficit                                                      (24,310,257)     (20,213,006)
                                                                                           ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                                $264,617,102     $284,955,506
                                                                                           ============     ============

See notes to consolidated financial statements.

[GRAPHIC OMITTED]
BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

--------------------------------------------------------------------------------------------------------------------------


                                                                                         Retained
                                          Common Stock                                   Earnings               Total
                                     -----------------------         Paid in           (Accumulated         Stockholder's
                                       Shares     Amount             Capital             Deficit)              Deficit
BALANCE,
  DECEMBER 25, 1993                       1,000    $  1,000           9,105,482          (17,779,085)          (8,672,603)

Return of capital to Holding                  -           -            (144,813)                  -              (144,813)

Capital contribution
  from Holding                                -           -              34,429                   -                34,429

Net loss                                      -           -                   -          (6,160,453)           (6,160,453)
                                       --------    --------            --------          ------------         ------------

BALANCE,
  DECEMBER 31, 1994                       1,000       1,000           8,995,098         (23,939,538)          (14,943,440)

Return of capital to Holding                  -           -            (976,587)                  -              (976,587)

Capital contribution
  from Holding                                -           -             785,220                   -                785,220

Net loss                                      -           -                   -          (5,078,199)            (5,078,199)
                                       --------    --------            --------          ------------         -------------

BALANCE,
  DECEMBER 30, 1995                       1,000       1,000           8,803,731          (29,017,737)         (20,213,006)


Return of capital to Holding                  -           -            (214,343)                   -             (214,343)


Capital contribution
  from Holding                                -           -              75,000                    -               75,000


Net loss                                      -           -                   -           (3,957,908)          (3,957,908)
                                       --------    --------            --------         ------------         ------------


BALANCE,
  DECEMBER 28, 1996                       1,000    $  1,000         $ 8,664,388        $ (32,975,645)        $(24,310,257)
                                       ========    ========         ===========        =============         ============



See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 1996,
DECEMBER 30, 1995  AND DECEMBER 31, 1994

------------------------------------------------------------------------------------------------------------------------

                                                                December 28,         December 30,        December 31,
                                                                    1996                 1995                1994

CASH BALANCE, BEGINNING OF PERIOD                               $   11,683,235         $  15,736,225      $ 20,405,766
                                                             ------------------      ---------------     -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                                          (3,957,908)           (5,078,199)       (6,160,453)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                                    17,381,369           18,547,788        17,777,777
    Amortization of deferred debt costs                               1,166,399            1,196,431         1,209,700
    Amortization of discount on debt                                     77,746              221,814            96,757
    Deferred income taxes                                            (1,867,374)          (2,254,900)       (1,895,857)
    Noncash rent expense                                                722,778              984,704         1,091,227
    Noncash gain from lease termination                              (1,072,554)                   -                 -
    Noncash loss on sale of video equipment                                   -               17,459            28,163
    Noncash gain on retirement of Wakefern notes                              -              (13,972)                -

  Changes in assets and liabilities:
    Increase in inventories                                          (3,063,422)          (1,323,119)       (5,185,251)
    (Increase) decrease in prepaid expenses                            (445,519)              312,223         (653,485)
    Increase in accounts receivable                                    (908,707)            (358,057)         (442,063)
    Decrease in refundable income taxes                                  24,769               117,001        4,533,064
    (Increase) decrease in other assets                                (905,921)          (3,094,508)        1,023,493
    (Decrease) increase in accounts payable                          (2,076,704)            (390,873)        7,224,095
    (Decrease) increase in accrued expenses and
      taxes other than income taxes                                    (319,701)           2,472,584         1,968,575
    Increase in income taxes payable                                     17,000                    -                -
    Increase in long-term liabilities                                   836,542                2,440         1,002,957
                                                                      ---------           ----------       -----------

           Net cash provided by operating activities                  5,608,793           11,358,816        21,618,699
                                                                      ---------           ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                             (9,756,270)         (10,690,081)      (26,556,458)
  Sale of Connecticut stores                                          8,552,122                    -                 -
  Sale of property and equipment                                          2,948               26,614             7,038
  Increase in investment in Wakefern Food Corp.                         (40,000)                   -          (158,500)
                                                                      ---------          -----------       -----------

           Net cash used in investing activities                     (1,241,200)         (10,663,467)      (26,707,920)
                                                                      ---------           -----------      -----------

                                                                     (Continued)

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 1996,
DECEMBER 30, 1995 AND DECEMBER 31, 1994

---------------------------------------------------------------------------------------------------------------------------

                                                                     December 28,         December 30,        December 31,
                                                                         1996                 1995                1994

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                       $  (8,771,661)    $     (7,346,047)    $    (5,232,665)
  Payments of capital lease obligations                                 (375,825)            (314,928)           (302,634)
  Proceeds of long-term borrowings                                     3,831,209            3,104,003           6,065,363
  Return of capital to Holding                                          (214,343)            (976,587)           (144,813)
  Capital contribution from Holding                                       75,000              785,220              34,429
                                                                   -------------     ----------------     ---------------

           Net cash (used in) provided by
              financing activities                                   (5,455,620)           (4,748,339)            419,680
                                                                   ------------      ----------------     ---------------


NET DECREASE IN CASH                                                 (1,088,027)           (4,052,990)         (4,669,541)
                                                                   ------------      ----------------     ---------------

CASH BALANCE, END OF PERIOD                                        $ 10,595,208      $     11,683,235     $    15,736,225
                                                                   ============      ================     ===============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                      $  23,723,134      $     25,815,235     $    20,130,773
                                                                  =============      ================     ===============

    Income taxes                                                  $     783,460      $        128,574     $       309,885
                                                                  =============      ================     ===============


During the year ended December 31, 1994, the Company's investment in Wakefern and notes payable to Wakefern increased by $1,993,188. The Company entered into capital lease obligations of $17,161,319 for leased store space.

During the year ended December 30, 1995, notes payable to Wakefern for $511,785 were entered into which increased the investment in Wakefern.

During the year ended December 28, 1996, notes payable to Wakefern for $250,498 were entered into which increased the investment in Wakefern.


                                                                     (Concluded)

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    ORGANIZATIONAL STRUCTURE

      On December 28, 1990, Big V Supermarkets, Inc. (the "Company") was purchased by Big V Holding Corp. ("Holding") through the merger of a wholly-owned subsidiary of Holding with and into BV Holdings Corporation (the "Predecessor Company"), the owner of all voting stock of the Company. The financial statements presented herein are those of the Company, subsequent to the purchase by Holding. The Company is a wholly-owned indirect subsidiary of Holding, whose principal shareholders include Thomas H. Lee Equity Partners, L.P., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Thomas H. Lee, and management of the Company. The consideration paid by Holding to acquire the Company was approximately $210.2 million.

      The acquisition by Holding was accounted for as a purchase, and accordingly, Holding recorded the assets and liabilities of the Company at their fair value at the date of the acquisition. The accompanying consolidated financial statements of the Company reflect Holding's basis.

      The Company operates a chain of 29 modern supermarkets under the ShopRite(R) trade name located primarily in the Hudson River Valley Region of New York State. The Company also operates one supermarket under the "Big V Market" trade name and one supermarket under the "CostRite" trade name. The Company is the largest member of the Wakefern Food Corp. Cooperative ("Wakefern") located in Elizabeth, New Jersey.

      The Company has incurred net losses for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994. Current liabilities exceed current assets at December 28, 1996. However, management believes cash flows produced by operations, supplemented by available borrowing capacity under the Credit Agreement (see Note 5), will meet seasonal cash requirements, scheduled debt payments, and fund the capital expenditure program. Still, the Company may refinance a portion or all the indebtedness prior to its maturity. Operating plans include opening, replacing, or expanding ten supermarkets during the next three years. Management believes this capital investment program will increase market share within its existing trade area and generate incremental store contribution within its existing overhead expense structure.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year - The Company's fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 1994 was a 53-week period and the fiscal years ended December 28, 1996 and December 30, 1995 were 52-week periods.

      Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Big V Supermarkets, Inc. and its nonoperating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Since the Company is a wholly-owned subsidiary, earnings per share information is not presented. The Company operates in one industry segment, the selling of retail food and nonfood products.

      Inventories - Inventories are valued using the last-in, first-out method. Inventories are priced at prevailing selling prices and reduced to cost by application of a cost complement factor.

      At December 28, 1996 and December 30, 1995, inventories would have been higher by $2,444,000 and $1,631,000, respectively, if the first-in, first-out method of valuation had been used.

      Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization, computed by the straight-line method for financial statement purposes, are based on an estimated useful life of between three and eight years for equipment, ten years or lease term, whichever is less, for leasehold improvements and the related lease term for leasehold interests and capitalized leases and twenty years for building. Costs of major improvements to existing facilities are capitalized. Costs of repairs, maintenance and replacements which do not significantly improve or extend the life of the respective assets are charged to expense as incurred. Leasehold interests represent an intangible value assigned to leased properties resulting from a fair market determination made by independent appraisers in connection with the purchase of the net assets of the Company.

      Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's long-lived assets are not impaired based on a review of such assets.

      Goodwill - Goodwill is being amortized on the straight-line method over forty years. Management assesses the recoverability of goodwill by comparing the Company's forecasts of cash flows from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. Cash flows from operating results represents net income excluding depreciation and amortization expense. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of the expected cash flows from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. Management believes, at this time, that the goodwill carrying value and useful life continues to be appropriate.

      Investment in Wakefern Food Corp. - Represents the Company's stock ownership in Wakefern. Such stock has been valued at its redemption value, which represents cost, in accordance with the Wakefern by-laws and is obtained by the Company upon payments made with respect to new store openings (see Note 10). The Wakefern by-laws specify that, such stock can be sold to Wakefern at the greater of $100 per share or Wakefern's then book value. Since this stock can only be sold to Wakefern at a specified amount in accordance with the Wakefern by-laws it is not practicable to estimate the fair value of such stock.

      Wakefern Warehouse Agreement - Represents the value assigned to the Company's ability to participate in Wakefern as a member and its ability to share in the annual patronage dividend (see Note 10). The value assigned resulted from a fair market determination made by independent appraisers in connection with the purchase of the net assets of the Company. The Wakefern Warehouse Agreement contains an evergreen provision providing for a continual 10-year renewal period. The Company's obligation to purchase from Wakefern may be terminated only ten years following the approval of such termination by the holders of at least 75% of the outstanding voting stock of Wakefern. Accordingly, the cost of the Wakefern Warehouse Agreement is being amortized on a straight-line basis over forty years.

      Debt Issuance Costs - Debt issuance costs represent costs associated with borrowings and are amortized using the straight-line method over the terms of the related debt.

      Special Charges - During 1996 the Company adjusted its reserves for certain items, explained below, based on new facts and estimates. The special charges, approximating $3.0 million, consist of an increase in reserves for and/or settlement of future lease obligations on store leases assigned in 1988 to another supermarket chain which declared bankruptcy during 1995. Such charges also include costs associated with the abandonment of potential new store sites and incurred expenses from closed store sites.

      Income Taxes - The Company files a consolidated Federal income tax return with its ultimate parent, Holding. Effective December 28, 1990, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." Deferred taxes have been recorded for the differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

      Preopening Costs - Costs associated with new store openings are amortized in the twelve-month period following such store opening.

      Self-Insured Liabilities - Effective February 1994, the Company began self-insuring workers' compensation claims. Such liability has been recorded at its present value utilizing a risk free discount rate based on the projected payout of these claims. The Company determines the required liability based upon various actuarial assumptions which include, but are not limited to, the Company's historical loss experience, industry loss standards, projected loss development factors, projected payroll, employee headcount and interest rates. It is reasonably possible that the final resolution of some of these workers' compensation claims may require significant expenditures by the Company in excess of its existing reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 28, 1996 and December 30, 1995, the accompanying balance sheets includes a liability of approximately $2.9 and $2.0 million, respectively, related to these matters.

      Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      . Cash and Cash Equivalents - The carrying amounts for these items approximate their fair value because of the short maturity of these items.

      . Investments - The fair values of investments are based on quoted market prices.

      . Interest Rate Cap Agreements - The fair values represent the estimated amounts at which the Company could settle these agreements, as quoted by the counterparty.

      . Long-Term Debt - The fair value of the Company's long-term debt is based upon the market price of the Company's publicly traded debt securities at December 28, 1996 and December 30, 1995, and for the debt instruments which are not publicly traded, current incremental borrowing rates for similar types of borrowing arrangements are utilized as a basis to determine fair value of such debt instruments.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 1996 presentation.

3.    PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:




                                                                                  1996             1995
Land                                                                          $    839,041    $    800,000
Building                                                                           160,518               -
Equipment and fixtures                                                          62,164,250      62,124,883
Leasehold improvements                                                          35,850,943      34,913,542
Leasehold interests                                                              5,893,896       5,893,896
Property and equipment under capital leases (see Note 7)                        37,400,448      44,484,112
                                                                              ------------     -----------
Property and equipment, at cost                                                142,309,096     148,216,433

Less accumulated depreciation and amortization,
  including accumulated amortization of capitalized
  leases of $9,408,799 at December 28, 1996 and
  $8,489,211 at December 30, 1995                                              (70,004,649)    (59,423,357)
                                                                              ------------     -----------

Property and equipment, net                                                   $ 72,304,447    $ 88,793,076
                                                                              ============    ============

      On January 28, 1996, the Company sold the assets and assigned the leases of its two Connecticut stores (West Haven and Milford) to Wakefern. This sale approximated the Company's net book value of assets sold, including inventory, and resulted in total proceeds of approximately $8.6 million which was used primarily to reduce long-term debt.

4.    OTHER ASSETS

      Other assets consists of the following:


                                                                                    1996            1995
Mutual aid fund                                                               $  1,593,784    $  1,378,217
Notes receivable                                                                   367,970         340,780
Property held for sale - Somers, N.Y. (a)                                        3,032,198       2,772,478
Deferred debt issuance costs                                                     5,023,885       6,190,283
New store costs (b)                                                              1,829,635       1,446,532
Investments at cost                                                                      -         114,252
Noncurrent receivables                                                             641,693         780,180
Insurance deposits                                                                 658,327         685,327
Investment in real estate partnership (c)                                        1,288,925       1,199,561
Deposits                                                                           283,125         463,048
Other                                                                              146,108         127,096
                                                                              ------------    ------------

Total other assets                                                            $ 14,865,650    $ 15,497,754
                                                                              ============    ============

     (a) Soil and groundwater contamination was detected at this property. The property is on the Department of Environmental Conservation's ("DEC") New York State Inactive Hazardous Water Disposal Site List. Based on the results of investigations made to date, in management's opinion, the potential liability associated with this property is unlikely to have a material adverse effect on the Company's results of operations, financial condition or liquidity. Further with respect to this property, the Company has been named as a party in law suits by area residents. The Company is vigorously defending these suits and believes that the ultimate outcome of these suits will not have a material adverse effect on its operations, financial position or liquidity. Also, the Company impleaded prior owners of the Baldwin Place Shopping Center in Somers, N.Y. ("Somers location") as third party defendants since the Company believes that potential responsibility only arises from the actions of a former tenant in the Somers location. In January 1994, the Company commenced an action against the prior owners of the Somers location seeking reimbursement for costs and expenses incurred by the Company in connection with the environmental remediation and testing of the Somers location.

          The Company entered into a settlement agreement with the prior owners pursuant to which the prior owners have reimbursed the Company for approximately $1.2 million, less attorney fees of approximately $430,000, of costs and expenses incurred by the Company in connection with the environmental remediation and testing. The Company recorded the settlement agreement as a reduction of the costs capitalized in connection with the remediation of the contamination at the Somers location. A Record of Decision with respect to the environmental status of this site was issued by the DEC in December 1995. Based upon the results of investigations made in this Record of Decision, management believes that the potential liability associated with the environmental status of this property is not likely to have a material adverse effect on the Company's results of operation, financial condition or liquidity. Management estimates that the cost associated with the remaining studies and subsequent remediation will approximate $1.1 million. The Company will capitalize such costs and recover them upon the sale or development of this property.

          Subsequent to December 28, 1996 the Company settled the law suits brought by area residents. The Company's share of settlement approximates $175,000 and will be capitalized and recovered upon the sale or development of this property.

      (b) Represents costs incurred to make new store sites ready for their intended use.

      (c) During the fourth quarter of fiscal 1994 the Company acquired a 50% equity interest in a real estate partnership. The partnership owns a strip mall which leases a retail store site to the Company. Such lease between the Company and the partnership has been classified as a capital lease in the accompanying balance sheet. The Company has accounted for its interest in the partnership in accordance with the equity method.

5.    INDEBTEDNESS

      Debt consists of the following:


                                                                              1996                 1995
Notes payable, bearing interest at rates of 7.15% to
  14.77%, payable in installments through
  December 15, 2002 (A)                                                 $   9,611,121       $    11,144,516


Notes payable for Wakefern stock subscriptions, face
  amount of $1,679,368 in 1996 and $2,638,406 in 1995
  due in installments through December 2002 (less
  unamortized discounts of $339,763 in 1996 and $521,594
  in 1995 based on imputed interest rates
  of 9.25% to 12.5%)                                                        1,339,605             2,116,812


Notes payable for deposit with Insure-Rite, due in
  installments through January 1996                                                 -               106,341

Mortgage bond payable for land, interest accruing at
  11.24% and added to principal due February 28,
  1999 in the amount  of $1,400,000                                         1,098,529               982,209

Bank term loans (B)                                                        59,500,000            64,000,000
Revolving loans (B)                                                         2,500,000             1,000,000
Subordinated note due March 15, 2001 (C)                                   20,000,000            20,000,000
Secured non-recourse note (D)                                               2,500,000             2,500,000

11% Series B Senior Subordinated Notes (E)                                 80,000,000            80,000,000
                                                                        -------------       ---------------
                                                                          176,549,255           181,849,878

Less current portion                                                       10,959,354             9,691,548
                                                                        -------------       ---------------
                                                                        $ 165,589,901       $   172,158,330
                                                                        =============       ===============

     (A) The notes payable are secured by equipment with a net book value of $9,276,100 at December 28, 1996 and $11,816,100 at December 30, 1995.

     (B) The Company has a Credit Agreement ("Agreement") with Bankers Trust Company as agent, and a syndicate of five additional institutions.

          The Agreement includes $30.0 million in aggregate principal amount of A Term Loans, $40.0 million in aggregate principal amount of B Term Loans (the "A Term Loans" and the "B Term Loans", hereinafter referred to collectively as the "Term Loans") and the Revolving Credit Facility, which permits the Company to borrow up to $26.0 million to finance working capital and letter of credit needs.

          Indebtedness under the Agreement bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans bears interest at a rate based (at the Company's option) upon (i) the Base Rate (defined as the higher of (a) the applicable prime rate of Bankers Trust Company or (b) the Federal Reserve reported certificate of deposit rate plus 1/2 of 1%) plus 1-1/2% in respect of the A Term Loans and the loans under the Revolving Credit Facility and 1-7/8% in respect of the B Term Loans; or (ii) the Eurodollar Rate (as defined) for one, two, three, or six months, plus 2-1/2% in respect of A Term Loans and Revolving Loans and 2-7/8% in respect of B Term Loans. The Company is required to maintain specified levels of interest rate protection.

            The A Term Loans and the B Term Loans will mature on October 31, 1998 and March 15, 2000, respectively, and such Term Loans are subject to quarterly amortizations. The Revolving Credit Facility will mature on October 31, 1998. In addition, the Bank Credit Agreement provides for mandatory repayments of the Term Loans (and after all Term Loans have been repaid, certain commitment reductions under the Revolving Credit Facility) based on certain asset sales outside the ordinary course of business of Holding and its subsidiaries, the proceeds of certain debt and equity issuance's and 100% of Excess Cash Flow (as defined in the Agreement) per annum.

            Loans under the Revolving Credit Facility may be repaid and reborrowed. The Company is required to pay to the lenders under the Bank Credit Agreement in the aggregate a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the average unused portion of the Revolving Credit Facility during such quarter. During 1994, 1995 and 1996, the Company paid $84,603, $53,515 and $76,904 in commitment fees, respectively. As of December 28, 1996, the Company was utilizing $8,930,000 available under the Revolving Credit Facility, $6,430,000 of which was being utilized for issuances of letters of credit.

            The Agreement requires the Company to meet certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum amounts of consolidated net worth, maximum amounts of capital expenditures, and minimum fixed charge coverage ratios. As of October 5, 1996 and December 28, 1996, the Company was not in compliance with the EBITDA and maximum levels of capital expenditure covenants under the Agreement. The Company obtained a waiver for such noncompliance through January 31, 1997 and amended the covenants in January 1997. At December 28, 1996 the Company was in compliance with all remaining covenants.

            The Fourth Amendment and Consent, dated January 27, 1997, establishes revised levels for fiscal 1997 EBITDA and capital expenditure requirements. The Company is confident that it will meet all 1997 covenants.

            The Agreement requires the Company to enter into Interest Rate Protection Agreements. Accordingly, on December 23, 1993, the Company entered into two Interest Rate Protection ("Cap") Agreements with Bankers Trust Company commencing April 1, 1994 whereby for quarterly periods commencing April 1, 1994 and terminating December 31, 1995 interest on $40 million of outstanding debt was capped at 6.5% and from January 1, 1996 to December 28, 1996 interest on $30 million of outstanding debt was capped at 7.5%. Under the Cap Agreements, if the three month rate rises above the cap rate, Bankers Trust Company agrees to pay the Company the excess of the calculated interest amount using actual LIBOR, over the protected interest amount for each protected quarterly period. The Company paid approximately $116,000 for such Cap Agreements. The Company amortized costs of the Cap Agreements on a straight-line basis over the life of the Cap Agreements. The net book value of the Cap agreements at December 30, 1995 is included in the accompanying balance sheets as other assets. For fiscal year 1994, the Company received no amounts with respect to the aforementioned Cap Agreements. For fiscal year 1995, the Company received $1,580 with respect to the aforementioned Cap Agreements.

      (C) The Company has $20 million Senior Subordinated Promissory Notes due March 15, 2001 held by certain principal shareholders. Interest accrues at the annual rate of 14.14%, payable in quarterly installments. The Note Agreement contains various restrictive covenants similar to the covenants contained in the Term Loan Agreement.

      (D) The Company has a noninterest bearing note due to certain shareholders of the Predecessor Company. The note is payable solely out of the net proceeds of the sale, exchange, or development of the land and buildings comprising the "Baldwin Place Shopping Center" in Somers, NY (see Note 4).

      (E) On December 17, 1993, the Company recapitalized by issuing $80 million of 11% Series B Senior Subordinated Notes (the "Series B Notes"). Proceeds from the recapitalization were used to repay $30 million of Senior Secured Promissory Notes, $30 million of Senior Subordinated Promissory Notes, $9 million of Term Loans, $15.6 million of Revolving Loans, to repurchase 270,000 shares of Holding Class B Common Stock for $4.5 million and to pay premiums and fees in connection with the recapitalization of $23.3 million. In addition, the Term Loans were increased by $40 million (see B).

            The Series B Notes are unsecured obligations of the Company, ranking subordinated in right of payment to all other outstanding debt of the Company. The Series B Notes mature on February 15, 2004. Interest accrues at the rate of 11% per annum and is payable semiannually on each February 15, and August 15 and commenced on February 15, 1994.

            The Series B Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after February 15, 1999 at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on February 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon to the date of redemption:


                 Year                                           Percentage

                 1999                                             104.125 %
                 2000                                             102.750
                 2001                                             101.375
                 2002 and thereafter                              100.000


            The Indenture (the "Indenture") that governs the Series B Notes imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make certain other restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, incur liens, incur indebtedness which is subordinate in right of payment to any senior debt and senior in right of payment to the Series B Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, issue preferred stock of the Company's subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company, consummate certain asset sales, or adopt a plan of liquidation. At December 28, 1996, the Company was in compliance with all the terms and covenants of the Indenture.

            Aggregate maturities of long-term debt are as follows:


                 1997                                         $    10,959,354
                 1998                                              18,474,207
                 1999                                              21,485,851
                 2000                                              23,549,511
                 2001                                               1,261,980
                 Thereafter                                       100,818,352
                                                              ---------------
                                                              $   176,549,255
                                                              ===============

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and fair values of the Company's financial instruments for which such amounts differ are as follows:



                                                December 28, 1996                     December 30, 1995
                                           Carrying             Fair             Carrying             Fair
                                            Amount             Value              Amount             Value

Investments (Note 4)                    $       91,464       $    102,445      $     114,252     $      124,790
                                        ==============       ============      =============     ==============

Long-term debt (Note 5):
  Bank term loans                       $   59,500,000       $ 59,500,000      $  64,000,000     $   64,000,000
  Revolving loan                             2,500,000          2,500,000          1,000,000          1,000,000
  11% Senior subordinated notes             80,000,000         75,200,000         80,000,000         66,400,000
  Subordinated note due
    March 15, 2001                          20,000,000         20,000,000         20,000,000         20,000,000
  Notes payable secured by
    equipment                                9,611,121          9,611,121         11,144,516         11,144,516
  Notes payable for Wakefern
    stock subscriptions                      1,339,605          1,339,605          2,116,812          2,116,812
  Notes payable, Insure-Rite                         -                  -            106,341            106,341
  Mortgage bond payable for land             1,098,529          1,098,529            982,209            982,209
  Secured nonrecourse note                   2,500,000          2,500,000          2,500,000          2,500,000
                                        --------------      -------------      -------------     --------------

                                        $  176,549,255      $ 171,749,255      $ 181,849,878     $  168,249,878
                                        ==============      =============      =============     ==============

Interest Rate Cap Agreements
  (Note 5)                              $            -      $           -      $      22,833     $          239
                                        ==============      =============      =============     ==============

      The fair values of investments are based on quoted market prices at December 28, 1996 and December 30, 1995. Similarly, the fair value of long-term debt is based on quoted market prices on December 28, 1996 and December 30, 1995 or in the absence of such quoted market prices the latest available quoted market price is used. The fair values of the Bank Term Loans at December 28, 1996 and December 30, 1995 approximated their carrying value due to their floating interest rates. The fair values of the notes payable and mortgage bond payable were assumed to reasonably approximate their carrying value since the interest rates associated with these borrowings approximate market and the remaining maturities are relatively short-term. The fair value of the secured non-recourse note was assumed to reasonably approximate its carrying value because it is payable solely out of the net proceeds of the sale, exchange or development of the Somers, NY location (see Note 4).

      The fair values of the Interest Rate Cap Agreements represent the estimated amounts at which the Company could have settled the Interest Rate Cap Agreements, as quoted by the counterparty.

7.    COMMITMENTS AND CONTINGENCIES

      Description of Leasing Arrangements - The Company currently conducts all of its operations from leased facilities. Store leases generally are entered into for terms ranging from ten to twenty-five years. All of the Company's leases expire over the next twenty-five years.

      Most of the Company's leases contain renewal options of five or ten years each. These options enable the Company to retain use of facilities in desirable operating areas. Management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company is obligated on all leases to pay for utilities and liability insurance and, in accordance with the terms of certain store leases, to pay additional sums related to real estate taxes, maintenance, insurance and additional rent based upon a percentage of sales in excess of stipulated amounts. The Company is also obligated to pay scheduled rent increases for certain stores.

      During June 1995, the Company was notified that the sub-lessee at two locations for which the Company is the primary lessee filed for bankruptcy and subsequently vacated the leased premises. The Company is liable under these leases for the minimum annual rentals over the remaining initial lease term, certain common area maintenance expenses and property taxes. As of December 28, 1996, the minimum annual rentals, expiring in the year 2008, under these leases amounted to approximately $4,372,300. At December 28, 1996, the accompanying balance sheet includes a liability of approximately $549,000 which represents management's best estimate as to the costs expected to be incurred. The Company is in the process of searching for suitable sub-tenants to lessen the future impact on operations of the properties. The Company will continue to monitor and assess its exposure with respect to this matter as the actual costs could differ from the Company's current estimates.

      A lease, for a currently nonproductive store site, was terminated as a result of finding tenants acceptable to the landlord. The termination agreement contains provisions which would reinstate a portion of the Company's original obligation should certain events occur. At December 28, 1996, the accompanying balance sheet includes a liability approximating $290,000 which represents the Company's current obligations under the termination agreement. The result of this transaction was the removal of capital lease obligations approximating $2,173,000 and the recording of a noncash gain approximating $1,073,000.

      Capital Leases - The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 28, 1996:

          1997                                                $    5,618,477
          1998                                                     5,721,902
          1999                                                     5,809,042
          2000                                                     5,893,334
          2001                                                     5,919,167
          2002 and thereafter                                     67,164,756
                                                              --------------

Net minimum lease payments                                        96,126,678

Less amount representing interest                                 59,065,331
                                                              --------------
Present value of net minimum lease payments                   $   37,061,347
                                                              ==============


      No contingent lease payments were made under capital leases for the years ended December 28, 1996, December 30, 1995, and December 31, 1994.

      Operating Leases - The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 28, 1996:

          1997                                                 $    8,117,770
          1998                                                      7,946,708
          1999                                                      7,971,530
          2000                                                      7,788,328
          2001                                                      7,875,298
          2002 and thereafter                                     115,630,932
                                                               --------------

          Total minimum payments                               $  155,330,566
                                                               ==============

      Rental Expense - The following schedule shows the composition of total rental expense for all operating leases for the years ended December 28, 1996, December 30, 1995 and December 31, 1994:

                                                                 December 28,      December 30,       December 31,
                                                                     1996              1995               1994

Minimum rentals                                                  $  6,745,550      $  7,193,282     $    5,392,242
Contingent rentals                                                     58,077            58,152             89,544
Noncash rent expense                                                  722,778           984,704          1,091,227
Reduction of noncash rent expense
  due to sale of Connecticut stores                                  (229,106)                -                  -
                                                              ---------------    --------------   ----------------

Total rental expense                                             $  7,297,299      $  8,236,138     $    6,573,013
                                                              ===============    ==============   ================

      Letter of Credit Obligation to Wakefern - In connection with the acquisition of the Predecessor Company, the Company, the Predecessor Company and Holding (collectively, the "Big V Companies") and certain members of the Company's management entered into a letter agreement with Wakefern (the "Wakefern Letter") as a condition to Wakefern's agreement not to deem the Big V Companies to be an "Unqualified Successor" as defined in Wakefern's By-laws as a result of the consummation of the acquisition. In accordance with the terms of the Wakefern Letter, the Big V Companies have agreed that if at any time certain net worth tests are not met (a "Net Worth Event"), then the Big V Companies are required to obtain an irrevocable letter of credit in favor of Wakefern in an amount equal to two and one-half times the average weekly purchases of the Company from Wakefern for the most recent calendar quarter of Wakefern ended prior to such event. In addition, under the Wakefern Letter the Big V Companies are required to obtain a letter of credit in favor of Wakefern in the event the Company fails to pay any of its payables to Wakefern within the time periods and in the manner prescribed by the Wakefern By-laws.

      The Wakefern Letter further provides that if the Company defaults on its obligations to Wakefern then due and payable and any letter of credit required to be obtained pursuant to the Wakefern Letter is not obtained within thirty days thereafter, then Wakefern has the right (the "Purchase Right") to purchase all of the capital stock of Holding for an aggregate purchase price equal to the fair value thereof. Upon the election to exercise the Purchase Right, Wakefern has the right to assume control of the management of the Big V Companies for a period of up to 120 days (the "Management Period"), and to manage the Big V Companies for the account of Holding. In the event that Wakefern assumes management of the Big V Companies, Wakefern will have all and may exercise any of the rights, powers, privileges and remedies of the existing shareholders in respect of the management, operation or conduct of the business of the Big V Companies. On or prior to the expiration of the Management Period, the existing shareholders have the right to resume control of the management of the Big V Companies by bringing current all obligations of the Big V Companies to Wakefern. If the Big V Companies do not bring such obligations current at or prior to the expiration of the Management Period, Wakefern is required, within 90 days thereafter, to effect the purchase of Holding's capital stock from the existing shareholders and to pay such shareholders the purchase price therefor as determined under the Wakefern Letter.

      Insure-Rite Premium Calls - The Company's general liability insurer, Insure-Rite, Ltd., can make additional premium calls up to a maximum of 45% of premiums paid, for policy years 1993 and 1994. At December 28, 1996, no additional 1993 and 1994 policy year premium calls have been made; however, if the maximum amounts were called, they would approximate $900,000 and $800,000, respectively. The insurer has advised the Company that they cannot conclude whether a call will be necessary for these policy years.

      During fiscal 1996, Insure-Rite, Ltd. called an additional $750,000 relating to the 1992 policy year. At December 28, 1996, the accompanying balance sheet includes a call premium liability of approximately $750,000. This balance represents the unpaid balance on the 1992 policy year, $250,000 along with an additional $500,000 representing a reserve for the anticipated 1993 policy year premium call.

      The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

8.    INCOME TAXES

      The benefit for income taxes on at December 28, 1996, December 30, 1995 and December 31, 1994 is comprised of the following:

                                                             1996               1995                1994


Provision (benefit) for Federal income taxes:
  Current                                              $    (641,940)     $        90,000     $         -
  Deferred                                                (1,749,000)          (1,657,200)        (2,098,100)
                                                       -------------      ---------------     --------------
Total benefit for Federal
  income taxes                                            (2,390,940)          (1,567,200)        (2,098,100)
                                                       -------------      ---------------     --------------
Provision (benefit) for state income taxes:
  Current                                                        619               55,200             48,100
  Deferred                                                  (118,400)            (597,700)          (720,600)
                                                       -------------      ----------------    --------------

Total benefit for state income taxes                        (117,781)            (542,500)          (672,500)
Total income tax benefit                               $  (2,508,721)     $    (2,109,700)    $   (2,770,600)
                                                       =============      ================    ==============

      The actual income tax benefit differs from the statutory tax rate as follows:

                                                             1996               1995                1994


Federal statutory tax rate of 34%                         $  (2,198,600)      $  (2,443,900)     $  (3,036,600)
Goodwill amortization                                           684,200             674,100            674,100
State benefit, net of Federal income
  tax benefit                                                  (310,700)           (358,100)          (443,800)
Loss carrybacks taken at 46% rate                              (678,221)                  -                  -
Other                                                            (5,400)             18,200             35,700
                                                        ---------------       -------------      -------------

Total income tax benefit                                  $  (2,508,721)      $  (2,109,700)     $  (2,770,600)
                                                        ===============       =============      =============

      The net deferred income tax liabilities/(assets) of the Company for the years ended December 28, 1996 and December 30, 1995 consist of the following:

                                                                                December 28,        December 30,
                                                                                    1996                1995
Current deferred tax liabilities/(assets):
  Prepaid expenses                                                            $      459,500     $      331,100
  Receivables                                                                      1,324,100          1,825,800
  Inventory                                                                        4,459,300          4,330,000
  Accounts payable                                                                    70,600            (31,200)
                                                                              --------------     --------------

           Total current deferred tax liabilities                                  6,313,500          6,455,700
                                                                              --------------     --------------

Noncurrent deferred tax liabilities/(assets):
  Property and equipment (including capital leases)                                8,965,100         12,603,074
  Wakefern Warehouse Agreement                                                    14,398,600         14,822,000
  Other long-term liabilities                                                      2,098,700          2,874,300
  Other assets                                                                      (941,800)        (1,437,400)
  Capital leases                                                                 (10,346,200)       (11,388,800)
  Alternative minimum tax credit carryforward                                     (1,544,700)          (504,000)
  Net operating loss carryforward - state                                         (1,719,000)        (1,719,000)
  Net operating loss carryforward - federal                                       (2,937,700)        (5,552,000)
                                                                              --------------     --------------

           Total noncurrent deferred tax liabilities                               7,973,000          9,698,174
                                                                              --------------     --------------

Net deferred income tax liability                                             $   14,286,500     $   16,153,874
                                                                              ==============     ==============


      The Company's net operating loss carryforwards expire beginning in fiscal 2008. The Company records the consolidated Holding Federal and State provision or benefit. If the Company were to file its own Federal and State returns such amounts would not be materially different from the consolidated Holding returns.

      In August 1993, the U.S. Congress enacted the Omnibus Budget Reconciliation Act of 1993 (the "Act") which, among other things, increased the Federal Income tax rates to 35% from 34% for Corporations with taxable income in excess of $10 million. Since the Company has not attained such level of taxable income, nor projects such levels of income in the foreseeable future, the Act has had no effect on the operating results and the deferred income tax liability at December 28,1996 and December 30, 1995 continues to represent the tax effect of temporary differences at a 34% rate.

9.    EMPLOYEE BENEFIT PLANS

      The Company has a non-contributory discretionary profit-sharing retirement plan for officers and non-union employees and incentive programs for certain management personnel and officers. The Company has amended the profit sharing retirement plan to include a qualified cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code. Under this arrangement, officers and non-union employees may elect to forego the current receipt of up to 10% of their cash compensation and have such amounts contributed to the plan on their behalf. In addition, the Company matches 25% of such elected amounts up to 5% of each individual employee's income. The Company is also obligated for pension and welfare payments for pension plans covering substantially all employees whose terms of employment are covered under collective bargaining agreements. For the years ended December 28, 1996, December 30, 1995 and December 31, 1994 provisions for these plans were as follows:

                                                    Company Profit-Sharing (Including           Union Pension
                                                 401(k) Arrangement) and Incentive Plans         and Welfare
     1994                                                      $  1,757,100                        $  7,387,200
     1995                                                         1,616,300                           7,560,300
     1996                                                           913,000                           7,284,200

10.   RELATED PARTY TRANSACTIONS

      Investment in Wakefern Food Corp. - The Company is a stockholder of Wakefern Food Corp. ("Wakefern"), a corporation operated on a cooperative basis for its stockholder customers. The Company is restricted with regard to its ability to dispose of its stock ownership of Wakefern. Such restrictions include all sales, transfers, assignments, pledges, encumbrances or other dispositions, except to Wakefern or as permitted by Wakefern or Wakefern's By-laws. The Company, along with other stockholder members, is obligated to purchase at least 85% of its merchandise requirements from Wakefern under a Warehouse Agreement which contains an evergreen provision providing for a continual 10-year expiration date for all members. The Company's merchandise and other purchases from Wakefern approximated $531 million, $556 million and $518 million for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively. At December 28, 1996 and December 30, 1995, the Company was indebted to Wakefern for approximately $23 million and $29 million, respectively, representing current charges in the ordinary course of business, which have been included in accounts payable. The Company was indebted to Wakefern for various notes payable approximating $106,300 at December 30, 1995.

      As required by Wakefern's By-laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket owned, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $450,000 at December 28, 1996 and December 30, 1995. The Company's shares of stock in Wakefern are assigned to and held by Wakefern as collateral security for any amounts owed. The Company has Subscription Agreements to invest additional funds in Wakefern and has remaining unfunded balances of $1,679,368 as of December 28, 1996 and $2,638,406 as of December 30, 1995
      (see Note 5).

      As a member of Wakefern, the Company is entitled to a share of an annual Wakefern patronage dividend calculated after the close of Wakefern's fiscal year ending the last Saturday in September, as the result of the distribution of all operating profits to its members on a pro rata basis based on the actual member purchases from each merchandising division. It is the Company's policy to accrue monthly an estimate of the annual patronage dividend. The patronage dividend was $7,907,614, $10,113,906 and $8,900,175 for fiscal years 1996, 1995 and 1994, respectively. The Company reflects this patronage dividend as a reduction of cost of sales in the consolidated statements of loss. At December 28, 1996 and December 30, 1995, accounts receivable includes approximately $4,821,800 and $5,625,800, respectively, for this aforementioned patronage dividend.

      Other - Holding has agreements with certain of its stockholders which require the annual payment of management consulting fees. Such fees approximated $250,000 at December 28, 1996 and December 30, 1995.

      The Company has employment agreements with two executives expiring through 1998. Unless terminated pursuant to same, the agreements renew automatically in one-year periods. At December 28, 1996 the Company's total future obligation under these agreements approximates $1,024,000.

      At December 28, 1996 and December 30, 1995, certain executives and other key employees of the Company held 74,402 and 85,914, respectively, stock options to purchase Holding Class A common stock. Exerciseable options for each year equaled 6,738.

                                    ******