Form 10-Q
period 1997-03-22
BIG V SUPERMARKETS INC
filed 1997-05-06
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 22, 1997
                                                --------------
                                       or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________

COMMISSION FILE NUMBER 1-6814


                           BIG V SUPERMARKETS, INC.
            (Exact name of registrant as specified in its charter)

           NEW YORK                                14-1459448
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

176 NORTH MAIN STREET, FLORIDA, NEW YORK              10921
(Address of principal executive offices)            (Zip Code)

                                (914) 651-4411
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE.
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]  No  [_]

Shares of Common Stock outstanding as of April 30, 1997: 1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                            BIG V SUPERMARKETS, INC.
                FORM 10-Q FOR THE 12 WEEKS ENDED MARCH 22, 1997

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                          PAGE NO.
                                                                          --------

Item 1.  Financial Statements

           Unaudited Consolidated Statements of Loss.....................      3

           Unaudited Consolidated Balance Sheets.........................      4

           Unaudited Consolidated Statements of Cash Flows...............      5

           Notes to Unaudited Consolidated Financial Statements..........      6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     7-10


                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.............................................      11

Item 2.    Changes in Securities.........................................      11

Item 3.    Defaults upon Senior Securities...............................      11

Item 4.    Submission of Matters to a Vote of Security Holders...........      11

Item 5.    Other Information.............................................      11

Item 6.    Exhibits and Reports on Form 8-K..............................      11

SIGNATURES...............................................................      12



                         BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF LOSS
                               (UNAUDITED)


                                          For the Twelve             For the Twelve
                                            Weeks Ended                 Weeks Ended
                                          March 22, 1997             March 23, 1996
                                         ----------------           ----------------

SALES                                       $170,978,320               $175,552,807
                                         ----------------           ----------------

COSTS AND EXPENSES:
   Cost of Sales (exclusive of
    depreciation and amortization
     shown separately below)                 128,320,240                131,913,075
   Selling, general and administrative        34,709,620                 35,911,844
   Depreciation and amortization               3,858,833                  4,167,770
   Interest expense, net of interest
    income of $44,486 and $77,298
     for the 12 weeks ended
      March 22, 1997 and  March 23, 1996,
        respectively                           5,948,795                  5,756,930
                                         ----------------           ----------------

          Total costs and expenses           172,837,488                177,749,619
                                         ----------------           ----------------

LOSS BEFORE INCOME TAXES                      (1,859,168)                (2,196,812)

INCOME TAX BENEFIT                               145,836                  1,054,139
                                         ----------------           ----------------

NET LOSS                                    $ (1,713,332)              $ (1,142,673)
                                         ================           ================

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                         (UNAUDITED)
                                                        MARCH 22, 1997                    DECEMBER 28, 1996/1/
                                                      -----------------                  ---------------------
ASSETS
----------------------------------
CURRENT ASSETS:
    Cash                                                $  11,424,680                  $         10,595,208
    Accounts receivable                                    10,938,756                            13,066,647
    Inventories                                            32,581,172                            35,436,972
    Refundable income taxes                                   100,660                               120,000
    Prepaid expenses and other current assets               3,141,295                             3,433,463
                                                        -------------                  --------------------
          Total current assets                             58,186,563                            62,652,290

PROPERTY AND EQUIPMENT - At cost, less accumulated
    depreciation and amortization of $73,090,826 at
     March 22, 1997 and $70,004,649
      at December 28, 1996                                 69,579,190                            72,304,447

GOODWILL - Less accumulated  amortization of
    $11,378,062 at March 22, 1997 and
     $10,913,661 at December 28, 1996                      67,931,069                            68,395,470

INVESTMENT IN WAKEFERN FOOD CORPORATION                    11,236,370                            11,236,370

 WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
    amortization of $6,443,875 at March 22, 1997
     and $6,205,213 at December 28, 1996                   34,924,213                            35,162,875

OTHER ASSETS                                               15,319,895                            14,865,650
                                                        -------------                  --------------------
TOTAL ASSETS                                            $ 257,177,300                  $        264,617,102
                                                        =============                  ====================
LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                    $  33,518,241                  $         39,738,270
    Accrued expenses and taxes other than
     income taxes                                          12,892,583                            15,028,037
    Income taxes payable                                        2,491                                17,000
    Deferred income taxes                                   6,027,314                             6,313,500
    Current portion of long-term debt                      10,029,344                            10,959,354
    Current portion of capitalized lease obligations          447,183                               447,183

                                                        -------------                  --------------------
          Total current liabilities                        62,917,156                            72,503,344

                                                        -------------                  --------------------
OTHER LONG-TERM LIABILITIES                                 6,434,322                             6,246,950
                                                        -------------                  --------------------
LONG-TERM DEBT - Less current portion                     169,514,729                           165,589,901
                                                        -------------                  --------------------
CAPITALIZED LEASE OBLIGATIONS - Less current portion       36,510,968                            36,614,164
                                                        -------------                  --------------------
DEFERRED INCOME TAXES                                       7,973,000                             7,973,000
                                                        -------------                  --------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
    Common stock, par value, $1.00 per share;
     authorized, 1,000 shares; issued, 1,000 shares             1,000                                 1,000
    Paid-in capital                                         8,515,102                             8,664,388
    Accumulated deficit                                   (34,688,977)                          (32,975,645)
                                                        -------------                  --------------------
        Total stockholder's deficit                       (26,172,875)                          (24,310,257)
                                                        -------------                  --------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT             $ 257,177,300                  $        264,617,102
                                                        =============                  ====================

       /1/ Taken from the audited consolidated financial statements for the year ended December 28, 1996.

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      For the Twelve                        For the Twelve
                                                        Weeks Ended                           Weeks Ended
                                                       March 22, 1997                        March 23, 1996
                                                      -----------------                  ---------------------

CASH BALANCE, BEGINNING OF PERIOD                     $    10,595,208                      $      11,683,235
                                                      ---------------                      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 (1,713,332)                            (1,142,673)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                           3,858,833                              4,167,770
    Amortization of deferred debt costs                       263,956                                269,169
    Amortization of discount on debt                           36,427                                (27,993)
    Deferred income taxes                                    (286,186)                               349,740
    Non-cash rent expense                                     187,372                                154,834
  Changes in assets and liabilities:
    Decrease in accounts receivable                         2,127,891                              1,989,198
    Decrease in inventories                                 2,855,800                              1,263,343
    Decrease (increase) in prepaid expenses                   236,647                               (495,854)
    Decrease in refundable income taxes                        19,340                                 48,000
    Increase in other assets                                 (718,201)                              (613,384)
    Decrease in accounts payable                           (6,220,029)                            (7,298,380)
    Decrease in accrued expenses                           (2,135,454)                            (2,932,942)
    Decrease in income taxes payable                          (14,509)                                     -
                                                      ---------------                    -------------------
       Net cash used in operating activities               (1,501,445)                            (4,269,172)
                                                      ---------------                    -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                     (374,992)                              (764,742)
  Sale of Connecticut stores                                        -                              6,706,261
                                                      ---------------                    -------------------
       Net cash (used in) provided by
         investing activities                                (374,992)                             5,941,519
                                                      ---------------                    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term debt                             (3,070,362)                            (2,685,351)
    Payments of capital lease obligations                    (103,196)                               (84,175)
    Proceeds of long-term borrowings                           28,753                                 25,709
    Proceeds of revolver borrowings                         6,000,000                                500,000
    Return of capital to Holding                             (149,286)                                     -
                                                      ---------------                    -------------------
       Net cash provided by
        (used in) financing activities                      2,705,909                             (2,243,817)
                                                      ---------------                    -------------------
NET INCREASE (DECREASE) IN CASH                               829,472                               (571,470)
                                                      ---------------                    -------------------
CASH BALANCE, END OF PERIOD                           $    11,424,680                      $      11,111,765
                                                      ===============                    ===================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $     8,108,966                      $       8,222,807
    Income taxes                                      $        14,509                      $          15,303


During the period ended March 23, 1996, the Company's investment in Wakefern and notes payable to Wakefern were reduced by $688,414 as a result of store closings.

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


  1. Basis of Presentation
     ---------------------

The unaudited consolidated financial statements as of March 22, 1997, included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 28, 1996, has been taken from the audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for the period have been made; however, these results are not necessarily indicative of the results for the entire fiscal year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


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

                                                       12 Weeks Ended   12 Weeks Ended
                                                       March 22, 1997   March 23, 1996
                                                       ---------------  ---------------

INCOME STATEMENT DATA:
Sales................................................           100.0%           100.0%
Gross profit.........................................            24.9             24.9
Selling, general and administrative..................            20.3             20.5
EBITDA (1)...........................................             4.7              4.7
Depreciation and amortization........................             2.3              2.4
Interest, net........................................             3.5              3.3
                                                               ------           ------
Loss before income taxes.............................            (1.1)            (1.3)
Income tax benefit...................................            (0.1)            (0.6)
                                                                ------           ------

Net loss.............................................           (1.0)%           (0.7)%
                                                                ======           ======


OTHER DATA (IN MILLIONS):
EBITDA...............................................          $  8.1           $  8.2
                                                               ======           ======

Net cash used in operating activities................          $ (1.5)          $ (4.3)
                                                               ======           ======

Net cash (used in) provided by investing activities            $  (.4)          $  5.9
                                                               ======           ======

Net cash provided by (used in) financing activities            $  2.7           $ (2.2)
                                                               ======           ======

__________

(1) EBITDA represents net earnings before interest expense, depreciation and amortization, including non-cash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

RESULTS OF OPERATIONS

12 WEEKS ENDED MARCH 22, 1997 COMPARED TO 12 WEEKS ENDED MARCH 23, 1996

 SALES

      Total sales were $171.0 million and same store sales were $167.0 million for the 12 week period ended March 22, 1997 compared to $175.6 million and $171.4 million, respectively, for the comparable period in 1996. This represents a decrease in total store and same store sales of 2.6%.

      The decrease in total and comparable store sales was primarily the result of the mild 1997 winter when compared to the record breaking snowfalls of 1996. Sustained competitive activity in certain markets also contributed to the decrease.


 GROSS PROFIT

      The gross profit percentage was 24.9% of sales for the 12 week periods ended March 22, 1997 and March 23, 1996. The sustained gross profit percentage was the result of scheduled margin reductions on product shipped to stores offset by reductions in stock loss and continued improvements in mix. The lower margins on product shipped to stores is to stimulate sales in response to competitive activity.


 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      The decrease in selling, general and administrative expense of .2% of sales for the 12 week period ended March 22, 1997 over the prior period was attributable to reduced medical expenses, reduced advertising and promotion expense, and a lower Corporate payroll.


EBITDA

      EBITDA was $8.1 million for the 12 week period ended March 22, 1997 and $8.2 million for the 12 week period ended March 23, 1996. This represents a 1.4% decrease compared to the prior year period and was the direct result of the decrease in total sales offset by savings in selling, general and administrative expenses.


 DEPRECIATION AND AMORTIZATION

      Depreciation and amortization, as a percentage of sales, was relatively constant for the 12 week periods ended March 22, 1997 and March 23, 1996. The whole dollar decrease of $0.3 million was due to the sale of the Connecticut store assets in the first quarter of 1996.

INTEREST, NET

      The increase in interest, net, of approximately $0.2 million or 0.1% of sales, for the 12 week period ended March 22, 1997 over the comparable period of 1996, resulted primarily from increased variable interest rates associated with the senior bank term loans and higher average daily borrowings under the senior bank revolving loans. The increase was partially offset by the impact of paydowns on the senior bank term loans.


 NET LOSS

      Net loss was $1.7 million for the 12 weeks ended March 22, 1997, and $1.1 million for the 12 weeks ended March 23, 1996. Net loss increased .3% of sales in the current quarter compared to the 1996 period and was directly attributable to a .5% of sales decrease in the recorded income tax benefit. The decreased tax benefit is the result of the Company's taxable income being offset by tax loss carryforwards.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term debt (including current maturities and capital leases) at March 22, 1997, was approximately $216.5 million. All mandatory principal payments required by the various debt agreements were satisfied during the 12 week period ended March 22, 1997.

      The Company had a working capital ratio of approximately .9:1 at March 22,
1997 and December 28, 1996.   The Company typically requires small amounts of
working capital since inventory is generally sold prior to the time that payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12 weeks ended March 22, 1997 were cash flows generated through operations supplemented by increased revolver borrowings.

      Net cash used in operating activities was $1.5 million for the 12 week period ended March 22, 1997 and $4.3 million for the 12 week period ended March 23, 1996. The decrease in net cash used in operating activities during the current 12 week period was primarily due to the paydown in accounts payable and accrued expenses partially offset by decreases in inventory and accounts receivable.

      Net cash used in investing activities was $0.4 million for the 12 week period ended March 22, 1997. Net cash provided by investing activities was $5.9 million for the 12 week period ended March 23, 1996. The decrease in the current 12 week period was related principally to the sale of the two Connecticut stores on January 28, 1996.

      Net cash provided by financing activities was $2.7 million for the 12 week period ended March 22, 1997 and net cash used in financing activities was $2.2 million for the 12 week period ended March 23, 1996. The increase in net cash provided by financing activities during the current 12 week period was primarily due to additional revolver borrowings offset by scheduled principal paydowns.

      During the 12 weeks ended March 22, 1997, the aggregate effect of net cash used in operating activities of $1.5 million, net cash used in investing activities of $0.4 million and net cash provided by financing activities of $2.7 million, resulted in a net increase in cash of $0.8 million at March 22, 1997, as compared to December 28, 1996.

      For the 52 weeks ending December 27, 1997, the Company estimates that its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $12.9 million; and (iii) scheduled debt and capital lease payments of $16.6 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New
York). Management continues to believe that operating cash flow, together with borrowings under the bank revolving credit facility and equipment financings, will be sufficient to meet the Company's operating needs, and scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The Bank Credit Agreement provides for a $26.0 million revolving credit facility, under which there was $8.5 million outstanding as of March 22, 1997. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The Bank Credit Agreement requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in full compliance with all of its financial covenants as of March 22, 1997 and management believes that the Company will remain in compliance for the next 12 months.

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


                                    BIG V SUPERMARKETS, INC.



Date:   May 6, 1997                 ______________________________________
                                    James A. Toopes, Jr., Executive
                                    Vice President-Finance, Administration
                                    and Corporate Development



Date:   May 6, 1997                 ______________________________________
                                    John Onufer, Jr., Vice President-
                                    Controller