Form 10-Q
period 1997-06-14
BIG V SUPERMARKETS INC
filed 1997-07-29
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 14, 1997
                                                -------------
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   x     No
                                          -----      -----

Shares of Common Stock outstanding as of July 25, 1997:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                            BIG V SUPERMARKETS, INC.
                 FORM 10-Q FOR THE 12 WEEKS ENDED JUNE 14, 1997

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements

           Unaudited Consolidated Statements of Income (Loss)........      3

           Unaudited Consolidated Balance Sheets.....................      4

           Unaudited Consolidated Statements of Cash Flows...........      5

           Notes to Unaudited Consolidated Financial Statements......      6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    7-10


                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings...........................................     11

Item 2.  Changes in Securities.......................................     11

Item 3.  Defaults upon Senior Securities.............................     11

Item 4.  Submission of Matters to a Vote of Security Holders.........     11

Item 5.  Other Information...........................................     11

Item 6.  Exhibits and Reports on Form 8-K............................     11

SIGNATURES...........................................................     12

                            BIG V SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 (In Thousands)


                                                                                         UNAUDITED
                                                         ---------------------------------------------------------------------------
                                                         For the Twelve   For the Twelve   For the Twenty-Four   For the Twenty-Four
                                                          Weeks Ended      Weeks Ended         Weeks Ended           Weeks Ended
                                                         June 14, 1997    June 15, 1996       June 14, 1997         June 15, 1996
SALES                                                       $  173,170       $  167,516          $  344,149            $  343,068
                                                            ----------       ----------          ----------            ----------

COSTS AND EXPENSES:
 Cost of Sales (exclusive of depreciation and
   amortization shown separately below)                        128,240          123,941             256,561               255,854
 Selling, general and administrative                            35,002           34,812              69,711                70,724
 Depreciation and amortization                                   3,864            4,165               7,723                 8,333
 Interest expense, net of interest income of $64 and
   $33 for the 12 week periods and $108 and $111
   for the 24 week periods ended June 14, 1997 and
   June 15, 1996, respectively                                   5,682            5,734              11,631                11,490
                                                                 -----            -----              ------                ------

   Total costs and expenses                                    172,788          168,652             345,626               346,401
                                                               -------          -------             -------               -------

INCOME (LOSS) BEFORE INCOME TAXES                                  382           (1,136)             (1,477)               (3,333)

INCOME TAX BENEFIT                                                 318              268                 463                 1,322
                                                                   ---              ---                 ---                 -----

NET INCOME (LOSS)                                           $      700       $     (868)         $   (1,014)           $   (2,011)
                                                            ==========       ==========          ==========            ==========

           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                   (UNAUDITED)
                                                                  JUNE 14, 1997          DECEMBER 28, 1996/1/
                                                                  -------------          --------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                             $    12,979                 $    10,595
 Accounts receivable                                                   13,260                      13,066
 Inventories                                                           32,712                      35,437
 Refundable income taxes                                                  345                         120
 Prepaid expenses and other current assets                              2,663                       3,434
                                                                        -----                       -----

       Total current assets                                            61,959                      62,652

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $75,816 at June 14, 1997
 and $70,005 at December 28, 1996                                      69,513                      72,304

GOODWILL - Less accumulated amortization of $11,842 at
 June 14, 1997 and $10,914 at December 28, 1996                        67,467                      68,396

INVESTMENT IN WAKEFERN FOOD CORPORATION                                11,236                      11,236

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $6,683 at June 14, 1997 and $6,205
 at December 28, 1996                                                  34,686                      35,163

OTHER ASSETS                                                           15,879                      14,866
                                                                       ------                      ------

TOTAL ASSETS                                                      $   260,740                 $   264,617
                                                                      =======                     =======

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                 $    36,858                 $    39,738
 Accrued expenses and taxes other than income taxes                    15,105                      15,028
 Income taxes payable                                                       8                          17
 Deferred income taxes                                                  6,978                       6,314
 Current portion of long-term debt                                     12,584                      10,959
 Current portion of capitalized lease obligations                         447                         447
                                                                          ---                         ---

       Total current liabilities                                       71,980                      72,503
                                                                       ------                      ------

OTHER LONG-TERM LIABILITIES                                             6,744                       6,247
                                                                        -----                       -----

LONG-TERM DEBT - Less current portion                                 164,353                     165,590
                                                                      -------                     -------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                   36,408                      36,614
                                                                       ------                      ------

DEFERRED INCOME TAXES                                                   6,713                       7,973
                                                                        -----                       -----

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                               1                           1
 Paid-in capital                                                        8,531                       8,665
 Accumulated deficit                                                  (33,990)                    (32,976)
                                                                      -------                     -------

       Total stockholder's deficit                                    (25,458)                    (24,310)
                                                                      -------                     -------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                       $   260,740                 $   264,617
                                                                      =======                     =======

/1/ Taken from the audited consolidated financial statements for the year ended
                               December 28, 1996.


           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                     UNAUDITED
                                                                   --------------------------------------------
                                                                   For the Twenty-Four      For the Twenty-Four
                                                                       Weeks Ended              Weeks Ended
                                                                      June 14, 1997            June 15, 1996
                                                                      -------------            -------------
CASH BALANCE, BEGINNING OF PERIOD                                       $   10,595               $   11,683
                                                                            ------                   ------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   (1,014)                  (1,982)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:

   Depreciation and amortization                                             7,723                    8,333
   Amortization of deferred debt costs                                         529                      538
   Amortization of discount on debt                                             71                        8
   Deferred income taxes                                                      (596)                    (383)
   Non-cash rent expense                                                       375                      302

 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                 (194)                   1,461
   Decrease in inventories                                                   2,725                    2,488
   Decrease in prepaid expenses                                                660                      289
   (Increase) decrease in refundable income taxes                             (225)                     145
   Increase in other assets                                                 (1,542)                    (456)
   Decrease in accounts payable                                             (2,880)                  (9,698)
   Increase (decrease) in accrued expenses                                      77                     (761)
   (Decrease) increase in income taxes payable                                  (9)                     405
   Increase (decrease) in other long-term liabilities                          122                      (23)
                                                                               ---                      ---

      Net cash provided by operating activities                              5,822                      666
                                                                             -----                      ---

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                                   (3,415)                  (2,338)
   Sale of Connecticut stores                                                  -                      6,704
                                                                            ------                    -----

      Net cash (used in) provided by investing activities                   (3,415)                   4,366
                                                                            ------                    -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                               (4,841)                  (4,149)
   Payments on revolver borrowings                                             -                     (1,000)
   Payments on capital lease obligations                                      (206)                    (172)
   Proceeds from long-term borrowings                                          658                       52
   Proceeds from revolver borrowings                                         4,500                        -
   Capital Contribution from Holding                                            15                        -
   Repurchase of stock for the treasury                                       (149)                      (4)
                                                                             -----                   ------

      Net cash used in financing activities                                    (23)                  (5,273)
                                                                             -----                   ------

NET INCREASE (DECREASE) IN CASH                                              2,384                     (241)
                                                                             -----                   ------

CASH BALANCE, END OF PERIOD                                             $   12,979               $   11,442
                                                                            ======                   ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                             $   11,046               $   11,352
   Income taxes                                                         $      245               $       21

During the period ended June 15, 1996, the Company's investment in Wakefern and notes payable to Wakefern were reduced by $688 as a result of store closings.

           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


   1.  Basis of Presentation
       ---------------------

The unaudited consolidated financial statements as of June 14, 1997, included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 28, 1996, has been taken from the audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for the period have been made; however, these results are not necessarily indicative of the results for the entire fiscal year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


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

                                                12 Weeks Ended   12 Weeks Ended   24 Weeks Ended   24 Weeks Ended
                                                 June 14, 1997    June 15, 1996    June 14, 1997    June 15, 1996
                                                 -------------    -------------    -------------    -------------
Income Statement Data:
Sales......................                           100.0%           100.0%           100.0%           100.0%
Gross margin...............                            25.9             26.0             25.5             25.4
Selling, general and administrative.....               20.2             20.8             20.3             20.6
EBITDA (1).................                             5.9              5.9              5.3              5.2
Depreciation and amortization...........                2.2              2.5              2.2              2.4
Interest, net..............                             3.3              3.4              3.4              3.4
                                                        ---              ---              ---              ---
Income (Loss) before income taxes.......                0.2             (0.7)            (0.4)            (1.0)
Income tax benefit.........                             0.2              0.2              0.1              0.4
                                                        ---              ---              ---              ---

Net income (loss)..........                             0.4%            (0.5)%           (0.3)%           (0.6)%
                                                        ====            ======           ======           ======


Other Data (in millions):
EBITDA.....................                          $ 10.1           $  9.8           $ 18.2           $ 18.0
                                                     ======           ======           ======           ======

Net cash provided by operating
  activities.................                        $  7.3           $  4.9           $  5.8           $  0.7
                                                     ======           ======           ======           ======

Net cash (used in) provided by
  investing activities.......                        $ (3.0)          $ (1.6)          $ (3.4)          $  4.4
                                                     ======           ======           ======           ======

Net cash used in financing
  activities.................                        $ (2.7)          $ (3.0)          $ (0.0)          $ (5.3)
                                                     ======           ======           ======           ======


------------
(1) EBITDA represents net earnings before interest expense, depreciation and amortization, including non-cash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Results of Operations

12 and 24 Weeks Ended June 14, 1997 Compared to 12 and 24 Weeks Ended June 15, 1996

 Sales

     For the 12 and 24 week periods ended June 14, 1997, total sales were $173.2 million and $344.1 million, respectively. For the comparable periods ended June 15, 1996, total sales were $167.5 million and $343.1 million, respectively.

     Total and same store sales increased 3.4% and 1.0%, respectively, for the quarter ended June 14, 1997, as compared to the prior year. For the 24 week period ended June 14, 1997, total sales increased .3% while same store sales decreased .8%, as compared to the same period of the prior year.

     The comparable 12 and 24 week periods increase in total sales was the product of numerous factors including new and newly renovated stores developing their customer base, our company-wide program to increase customer satisfaction, and aggressive marketing and perishable merchandising initiatives designed specifically to build sales. The increase in year-to-date total sales would have been 1.5% but for the one month impact of the Company's Connecticut stores sold in January 1996. Positive same store sales for the quarter, attributable to the above factors, were unable to compensate for the first quarter's mild 1997 winter and sustained competitive pressure.


 Gross Margin

     Gross margin decreased .1% for the quarter ended June 14, 1997, and increased .1% for the 24 weeks ended June 14, 1997, from the comparable periods of the prior year.

     Gross margin decrease resulted from scheduled margin reductions on product shipped to stores partially offset by reductions in stock loss and continued improvements in mix. The lower margins on product shipped to stores through the mid-second quarter was to stimulate sales in response to competitive activity.


 Selling, General and Administrative Expenses

     Selling, general and administrative expenses were 20.2% of sales for the 12 week period ended June 14, 1997, and 20.8% for the comparable period ended June 15, 1996. The decrease in the current quarter compared to the same quarter of the prior year was attributable to expense reductions spread over a larger sales base.

     The decrease in selling, general and administrative expenses of .6% of sales for the quarter compared to the prior year quarter was attributable to decreases in store labor and fringe costs (.1), store occupancy costs (.1), Corporate labor, fringe, and incentive expenses (.4), general liability insurance expense (.1), and a 1996 severance accrual (.2) for salary and other benefits due two former senior officers. These decreases were partially offset by increases in workers' compensation expense (.1) and increased store
administration, training, and other direct expenses (.2).   Selling, general,
and administrative expenses, as a percent of sales, were .3% better for the 24 week period ended June 14, 1997, compared to the same period of the prior year.


EBITDA

     EBITDA increased 3.1% to $10.1 million for the 12 week period ended June 14, 1997, compared to $9.8 million for the comparable prior year period. For the 24 week period ended June 14, 1997, EBITDA increased 1.0% to $18.2 million compared to $18.0 million for the comparable prior year period.

     The quarterly and year-to-date EBITDA increases of 3.1% and 1.0% are primarily the result of the aforementioned decreases in selling, general and administrative expenses.


 Depreciation and Amortization

     Depreciation and amortization, as a percentage of sales, were 2.2% of sales for the 12 and 24 week periods ended June 14, 1997, and 2.5% and 2.4% of sales for the comparable periods ended June 15, 1996, respectively. The whole dollar decreases of $0.3 million and $0.6 million for the 12 and 24 week periods compared to comparable prior year periods were due to the full amortization of several leasehold assets and the termination of a capital lease in 1996.


Interest, net

     Interest expense, net, experienced marginal change for the 12 and 24 week periods ended June 14, 1997 compared to the same periods of the prior year. The influences on interest expense during the quarter and year-to-date periods were increased variable rates associated with the senior bank term loans and higher average daily borrowings under the senior bank revolving loans. Both items were nearly offset by the impact of scheduled principal paydowns on interest expense.


 Net Income (Loss)

     Net income for the 12 week period ended June 14, 1997 was $0.7 million compared to the net loss of $0.9 million for the same period of the prior year. Net losses were $1.0 million and $2.0 million for the 24 week periods ended June 14, 1997 and June 15, 1996, respectively. The reductions in net loss experienced in the current quarter and year-to-date periods compared to the same periods of the prior year were attributable to the higher level of EBITDA and lower levels of depreciation and amortization .

 Liquidity and Capital Resources

     The Company's long-term debt (including current maturities and capital leases) at June 14, 1997, was approximately $213.8 million. All mandatory principal payments required by the various debt agreements were satisfied during the 12 and 24 week periods ended June 14, 1997.

     The Company had a working capital ratio of approximately .9:1 at June 14, 1997 and December 28, 1996. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time that payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12 weeks ended June 14, 1997 were cash flows generated through operations supplemented by increased revolver and other long-term borrowings.

     Net cash provided by operating activities was $5.8 million and $0.7 million for the 24 week periods ended June 14, 1997 and June 15, 1996, respectively.
The increase in net cash provided by operating activities during the current 24 week period was primarily due to the $5.2 million increase in accounts payable and accrued expenses since June 15, 1996..

     Net cash used in investing activities was $3.4 million for the 24 week period ended June 14, 1997. This compares to $4.4 million provided by investing activities for the comparable period ended June 15, 1996. The decrease in the current 24 week period was the result of the sale of the two Connecticut stores on January 28, 1996.

     Net cash used in financing activities was nil and $5.3 million for the 24 week periods ended June 14, 1997 and June 15, 1996, respectively. The decrease in net cash used in financing activities during the current 24 week period compared to the same period of the prior year was primarily due to increased revolver and other long-term borrowings.

     During the 24 weeks ended June 14, 1997, the aggregate effect of net cash provided by operating activities of $5.8 million and net cash used in investing activities of $3.4 million resulted in a net increase in cash of $2.4 million at June 14, 1997, as compared to December 28, 1996.

     For the 52 weeks ending December 27, 1997, the Company estimates that its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $12.9 million; and (iii) scheduled debt and capital lease payments of $16.6 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New
York). Management continues to believe that operating cash flow, together with borrowings under the bank revolving credit facility and equipment financing, will be sufficient to meet the Company's operating needs, and scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

     The Bank Credit Agreement provides for a $26.0 million revolving credit facility, under which there was $7.0 million outstanding as of June 14, 1997. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The Bank Credit Agreement requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in full compliance with all of its financial covenants as of June 14, 1997 and management believes that the Company will remain in compliance for the next 12 months.

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


                                         BIG V SUPERMARKETS, INC.


Date:  July 29, 1997                     /s/ James A. Toopes, Jr.
                                         -------------------------------
                                         James A. Toopes, Jr., Executive
                                         Vice President-Finance,
                                         Administration and Corporate
                                         Development



Date:  July 29, 1997                     /s/ John Onufer, Jr.
                                         --------------------
                                         John Onufer, Jr., Vice President-
                                         Controller