Form 10-Q
period 1997-10-04
BIG V SUPERMARKETS INC
filed 1997-11-18
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 4, 1997
                                               ---------------
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period ______________ from ______________

Commission file number 1-681Q4


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     x        No
                                                   -------        -------

Shares of Common Stock outstanding as of November 17, 1997:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                           BIG V SUPERMARKETS, INC.
               FORM 10-Q FOR THE 16 WEEKS ENDED OCTOBER 4, 1997

                                     INDEX

                                    PART I
                             FINANCIAL INFORMATION

                                                                                   PAGE NO.
                                                                                   --------
Item 1.  Financial Statements

            Unaudited Consolidated Statements of Income (Loss)                         3

            Unaudited Consolidated Balance Sheets                                      4

            Unaudited Consolidated Statements of Cash Flows                            5

            Notes to Unaudited Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               7-11

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                                            12

Item 2.  Changes in Securities                                                        12

Item 3.  Defaults upon Senior Securities                                              12

Item 4.  Submission of Matters to a Vote of Security Holders                          12

Item 5.  Other Information                                                            12

Item 6.  Exhibits and Reports on Form 8-K                                        12 - 13

SIGNATURES                                                                            14


                           BIG V SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (In Thousands)

                                                                                         UNAUDITED
                                                           -------------------------------------------------------------------
                                                           For the Sixteen  For the Sixteen    For the Forty     For the Forty
                                                             Weeks Ended      Weeks Ended       Weeks Ended       Weeks Ended
                                                           October 4, 1997  October 5, 1996   October 4, 1997   October 5, 1996
                                                           ---------------  ---------------   ---------------   ---------------

SALES                                                        $234,913          $222,713          $579,062          $565,781
                                                             --------          --------          --------          --------
COSTS AND EXPENSES:
   Cost of Sales (exclusive of depreciation and
       amortization shown separately below)                   172,347           163,017           429,545           418,871
   Selling, general and administrative                         49,141            47,930           118,214           118,654
   Special charges                                                  -             3,004                 -             3,004
   Depreciation and amortization                                4,473             5,711            12,196            14,043
   Interest expense, net of interest income of $86 and
      $79 for the 16 week periods and $194 and $190
      for the 40 week periods ended October 4, 1997
      and October 5, 1996, respectively                         7,564             7,598            19,196            19,089
                                                                -----             -----            ------            ------
      Total costs and expenses                                233,525           227,260           579,151           573,661
                                                              -------           -------           -------           -------
INCOME (LOSS) BEFORE INCOME TAXES                               1,388            (4,547)              (89)           (7,880)

INCOME TAX BENEFIT                                                 60             1,601               523             2,923
                                                                   --             -----               ---             -----
NET INCOME (LOSS)                                            $  1,448          $ (2,946)         $    434          $ (4,957)
                                                             ========          ========          ========          ========



See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                                                                 (UNAUDITED)
                                                               OCTOBER 4, 1997    DECEMBER 28,   1996/1/
                                                               ---------------    ----------------------
ASSETS
CURRENT ASSETS:
    Cash                                                             $ 13,144           $ 10,595
    Accounts receivable                                                15,416             13,066
    Inventories                                                        31,776             35,437
    Refundable income taxes                                                85                120
    Prepaid expenses and other current assets                           3,252              3,434
                                                                     --------           --------
     Total current assets                                              63,673             62,652

PROPERTY AND EQUIPMENT - At cost, less accumulated
     depreciation and amortization of $76,207 at October 4, 1997
     and $70,005 at December 28, 1996                                  60,589             72,304

GOODWILL - Less accumulated amortization of $12,462 at
     October 4, 1997 and $10,914 at December 28, 1996                  66,848             68,396

INVESTMENT IN WAKEFERN FOOD CORPORATION                                11,236             11,236

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
     amortization of $7,001 at October 4, 1997 and $6,205
     at December 28, 1996                                              34,367             35,163

OTHER ASSETS                                                           13,581             14,866
                                                                       ------             ------

TOTAL ASSETS                                                         $250,294           $264,617
                                                                     ========           ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                 $ 33,953           $ 39,738
    Accrued expenses and taxes other than income taxes                 12,356             15,028
    Income taxes payable                                                   13                 17
    Deferred income taxes                                               6,967              6,314
    Current portion of long-term debt                                  13,892             10,959
    Current portion of capitalized lease obligations                      444                447
                                                                     --------           --------
     Total current liabilities                                         67,625             72,503
                                                                       ------             ------
OTHER LONG-TERM LIABILITIES                                             7,703              6,247
                                                                        -----              -----
LONG-TERM DEBT - Less current portion                                 167,503            165,590
                                                                      -------            -------
CAPITALIZED LEASE OBLIGATIONS - Less current portion                   26,310             36,614
                                                                       ------             ------
DEFERRED INCOME TAXES                                                   5,162              7,973
                                                                        -----              -----
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
Common stock, par value, $1.00 per share; authorized, 1,000
     shares; issued, 1,000 shares                                           1                  1
     Paid-in capital                                                    8,531              8,665
     Accumulated deficit                                              (32,541)           (32,976)
                                                                      -------            -------
     Total stockholder's deficit                                      (24,009)           (24,310)
                                                                      -------            -------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                          $250,294           $264,617
                                                                     ========           ========

/1/ Taken from the audited consolidated financial statements for the year ended December 28, 1996.


           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                          UNAUDITED
                                                             ----------------------------------
                                                              For the Forty       For the Forty
                                                              Weeks Ended         Weeks Ended
                                                            October 4, 1997     October 5, 1996
                                                            ---------------     ---------------
CASH BALANCE, BEGINNING OF PERIOD                                $10,595             $11,683

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  434              (4,957)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                12,100              14,043
     Amortization of deferred debt costs                             887                 897
     Amortization of discount on debt                                104                  53
     Noncash gain from lease termination                          (1,170)                  -
     Noncash rent expense                                            676                 530
     Deferred income taxes                                        (2,158)             (1,934)
     Loss on disposal of equipment                                    96                   -
     Loss on sale of equity investment                               596                   -

  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                   (1,249)                827
     Decrease (increase) in inventories                            3,661                (353)
     Decrease in refundable income taxes                              35                 145
     Increase in prepaid expenses                                    (14)               (534)
     Increase in other assets                                       (198)               (488)
     Decrease in accounts payable                                 (5,785)             (8,004)
     Decrease in accrued expenses                                 (2,672)               (328)
     (Decrease) increase in income taxes payable                      (4)                  3
     Increase (decrease) in other long-term liabilities              780                 (23)
                                                                  ------               -----
       Net cash provided by (used in) operating activities         6,119                (123)
                                                                  ------               -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                       (6,756)             (5,898)
     Proceeds from the sale of store equipment                        21                   -
     Note receivable from the sale of equity investment           (1,100)                  -
     Increase in investment in Wakefern Food Corp.                     -                 (41)
     Sale of Connecticut stores                                        -               8,555
                                                                  ------               -----
       Net cash (used in) provided by investing activities        (7,835)              2,616
                                                                  ------               -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                            5,699                 263
     Proceeds from revolver borrowings                             4,500               5,500
     Principal payments on long-term debt                         (5,457)             (7,366)
     Principal payments on capital lease obligations                (344)               (290)
     Capital contribution from Holding                                16                   -
     Return of capital to Holding                                   (149)               (214)
                                                                  ------               -----
       Net cash provided by (used in) financing activities         4,265              (2,107)
                                                                  ------               -----
NET INCREASE IN CASH                                               2,549                 386
                                                                  ------               -----
CASH BALANCE, END OF PERIOD                                      $13,144             $12,069
                                                                 =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest                                                    $20,387             $20,178
     Income taxes                                                $ 1,768             $   576


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

                           BIG V SUPERMARKETS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

     1.  Basis of Presentation

     The accompanying interim consolidated financial statements as of and for the period ending October 4, 1997, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 28, 1996, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996. Operating results for the periods presented are not necessarily indicative of the results for the entire fiscal year.


     2.  Income Taxes

     Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting". The income tax benefit recorded in the accompanying financial statements results from the unwinding of property, plant & equipment deferred tax liabilities partially offset by the utilization of federal and state loss carryforwards.


     3.  Sale of Equity Investment

     On October 1, 1997 the Company sold its fifty-percent interest in the Montgomery Towne Square shopping center, located in Montgomery, NY, to the remaining limited partner, Columbia Hawkins Group ("Columbia"), for $1.1 million. As part of the transaction, the Company terminated the existing premises and master leases and entered into similar leases with the new owner. The combined transaction resulted in the removal of a $10.0 million capital lease obligation and the recording of a $0.6 million net gain.

ITEM 2.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.


                                        16 Weeks Ended    16 Weeks Ended    40 Weeks Ended    40 Weeks Ended
                                       October 4, 1997   October 5, 1996   October 4, 1997   October 5, 1996
                                       ---------------   ---------------   ---------------   ---------------

Income Statement Data:
Sales................................         100.0%            100.0%            100.0%            100.0%
Gross margin.........................          26.6              26.8              25.8              26.0
Selling, general and administrative..          20.9              21.5              20.4              21.0
EBITDA (1)...........................           5.8               3.6               5.5               4.6
Depreciation and amortization........           1.9               2.6               2.1               2.5
Interest, net........................           3.2               3.4               3.3               3.4
                                                ---               ---               ---               ---
Income (Loss) before income taxes....           0.6              (2.0)              0.0              (1.4)
Income tax benefit...................           0.0               0.7               0.1               0.5
                                                ---               ---               ---               ---
Net income (loss)....................           0.6%             (1.3)%             0.1%             (0.9)%
                                                ====            ======              ====            ======
Other Data (in millions):
EBITDA...............................        $ 13.7            $  7.9            $ 31.9            $ 26.0
                                             ======            ======            ======            ======
Net cash provided by (used in)
     operating activities............        $  0.3            $ (0.8)           $  6.1            $ (0.1)
                                             ======            ======            ======            ======

Net cash (used in) provided by
     investing activities............        $ (4.4)           $ (1.8)           $ (7.8)           $  2.6
                                             ======            ======            ======            ======

Net cash used in financing
     activities......................        $  4.2            $  3.2            $  4.2            $ (2.1)
                                             ======            ======            ======            ======

-----------
(1) EBITDA represents net earnings before interest expense, depreciation and amortization, including noncash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Results of Operations

16 and 40 Weeks Ended October 4, 1997 Compared to 16 and 40 Weeks Ended October 4, 1996

Sales

     For the 16 and 40 week periods ended October 4, 1997, total sales were $234.9 million and $579.1 million, respectively. For the comparable periods ended October 5, 1996, total sales were $222.7 million and $565.8 million, respectively.

     Total and same store sales increased 5.5% and 4.7%, respectively, for the quarter ended October 4, 1997, as compared to the prior year. For the 40 week period ended October 4, 1997, total and same store sales increased 2.3% and 1.4%, respectively, as compared to the same period of the prior year.

     The comparable 16 and 40 week periods increase in total sales was the product of numerous factors including new and newly renovated stores developing their customer base, our company-wide program to increase customer satisfaction, and aggressive marketing and perishable merchandising initiatives designed specifically to build sales. The increase in year-to-date total sales would have been 3.1% but for the one month impact of the Company's Connecticut stores sold in January 1996. Positive same store sales for the second and third quarters of 1997 have mitigated the effect on sales of the first quarter's mild 1997 winter and sustained competitive pressure.


Gross Margin

     Gross margin decreased .2% for the 16 and 40 week periods ended October 4, 1997, from the comparable periods of the prior year.

     The 16 week gross margin comparisons were affected by a pretax LIFO charge of $0.2 million compared to a pretax LIFO credit of $0.9 million for the comparable prior year period. The 16 week gross margin would have increased 0.3%, net of the LIFO impact on both years. The increase illustrates the improvement in product mix and stock loss.

     The 40 week gross margin comparisons were affected by a pretax LIFO charge of $0.4 million and $0.6 million for the 40 week periods ended October 4, 1997 and October 5, 1996, respectively. The .2% decrease for the year-to-date period was the result of scheduled margin reductions on product shipped to stores partially offset by improvements in product mix and stock loss.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses were 20.9% of sales for the 16 week period ended October 4, 1997 and 21.5% for the comparable period ended October 5, 1996. The decrease in the current quarter compared to the same quarter of the prior year was attributable to non-recurring prior year expenses related to a general liability premium call (.2%), sales tax audit expense (.2%), and advertising (.2%).

EBITDA

     EBITDA increased 72.2% to $13.7 million for the 16 week period ended October 4, 1997, compared to $7.9 million for the comparable prior year period. The prior year EBITDA amount is net of $3.0 million in special charges. For the 40 week period ended October 4, 1997, EBITDA increased 22.8% to $31.9 million compared to $26.0 million for the comparable prior year period.

     The increase in the quarterly EBITDA is primarily related to the aforementioned special charges and decreases in selling, general and administrative expenses.


Depreciation and Amortization

     Depreciation and amortization, as a percentage of sales, were 1.9% and 2.1% of sales for the 16 and 40 week periods ended October 4, 1997, respectively. Prior year amounts were 2.6% and 2.5% of sales for the comparable periods ended October 5, 1996, respectively. The decreases for the 16 and 40 week periods compared to comparable prior year periods were due to the full amortization of several leasehold assets and the termination of a capital leases in 1996 and 1997.


Interest, net

     Interest expense, net, changed marginally for the 16 and 40 week periods ended October 4, 1997 compared to the same periods of the prior year. Increased variable rates associated with the senior bank term loans and higher average daily borrowings under the senior bank revolving loans influenced interest expense during the quarter and year-to-date periods. Scheduled debt reductions nearly offset the effect of increased rates and higher daily borrowings.


Net Income (Loss)

     Net income for the 16 week period ended October 4, 1997 was $1.4 million compared to the net loss of $2.9 million for the same period of the prior year. Net losses were $0.4 million and $5.0 million for the 40 week periods ended
October 4, 1997 and October 5, 1996, respectively.   Net income and reductions
in net loss in the current quarter and year-to-date periods compared to the same periods of the prior year were attributable to the higher level of EBITDA and lower levels of depreciation and amortization.

Liquidity and Capital Resources

     The Company's long-term debt (including current maturities and capital leases) at October 4, 1997, was $208.1 million. All mandatory principal payments required by the various debt agreements were satisfied during the 16 and 40 week periods ended October 4, 1997.

     The Company had a working capital ratio of .9:1 at October 4, 1997 and
December 28, 1996.   The Company typically requires small amounts of working
capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 16 weeks ended October 4, 1997 were cash flows generated through operations supplemented by increased revolver borrowings and other long-term debt.

     Net cash provided by operating activities was $6.1 million for the 40 week period ended October 4, 1997. This compares to net cash used of $0.1 million for the comparable period ended October 5, 1996. The increase in net cash provided by operating activities during the current 40 week period was primarily due to the $3.6 million decrease in inventories and prior year net loss including $3.0 million in special charges.

     Net cash used in investing activities was $7.8 million for the 40 week period ended October 4, 1997. This compares to $2.6 million provided by investing activities for the comparable period ended October 5, 1996. The decrease in the current 40 week period was the result of the sale of the two Connecticut stores on January 28, 1996 and the sale of the Company's interest in a Montgomery, NY shopping center.

     Net cash provided by financing activities was $4.2 million for the 40 week period ended October 4, 1997. This compares to $2.1 million used by financing activities for the 40 week period ended October 5, 1996. The increase in net cash provided by financing activities during the current 40 week period compared to the same period of the prior year was primarily due to new equipment financing and increased revolver borrowings.

     During the 40 weeks ended October 4, 1997, the aggregate effect of net cash provided by operating activities of $6.1 million, net cash used in investing activities of $7.8 million and net cash provided by financing activities of $4.2 million resulted in a net increase in cash of $2.5 million at October 4, 1997, as compared to December 28, 1996.

     For the 52 weeks ending December 27, 1997, the Company projects that its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $25.3 million; (ii) capital expenditures of $11.6 million; and (iii) scheduled debt and capital lease payments of $16.6 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New
York). Management believes operating cash flow, together with borrowings under the bank revolving credit facility and equipment financing, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

     The Bank Credit Agreement provides for a $26.0 million revolving credit facility, under which there was $8.5 million outstanding as of October 4, 1997. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The Bank Credit Agreement requires the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in full compliance with all of its financial covenants as of October 4, 1997 and management believes the Company will remain in compliance for the next 12 months.

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

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits


                     4.27 Partnership Interest Sale-Purchase Agreement between Big V Supermarkets, Inc. and Columbia Hawkins Group

                     4.28 Loan & Security Agreement, dated July 3, 1997 by and between Big V Supermarkets, Inc. and FINOVA Capital Corporation.

                     4.29 Fifth Amendment and Consent dated October 1, 1997 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

                    10.25 Management Stock Subscription Agreement between Big V Holding Corp. and Stephen L. Hittman, dated April 18, 1997.

                    10.26 Stock Pledge Agreement between Big V Holding Corp., and Stephen L. Hittman, dated April 18, 1997.

                    10.27 Secured Promissory Note between Big V Holding Corp. and Stephen L. Hittman, dated April 18, 1997.

                    10.28 Management Stock Subscription Agreement between Big V Holding Corp. and John Onufer, Jr., dated April 24, 1997.

                    10.29 Stock Pledge Agreement between Big V Holding Corp. and John Onufer, Jr., dated April 24, 1997.

                    10.30 Secured Promissory Note between Big V Holding Corp. and John Onufer, Jr., dated April 24, 1997.

                    10.31 Non-Qualified Time-Accelerated Restricted Stock Option Agreement with John Onufer, Jr., dated April 24, 1997.

                    10.32 Management Stock Subscription Agreement between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

                    10.33 Stock Pledge Agreement between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

                    10.34 Secured Promissory Note between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

                    10.35 Secured Promissory Note between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

                    27         Financial Data Schedule.

                  (b)   Reports on Form 8-K

                          Not applicable.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BIG V SUPERMARKETS, INC.

                                              /s/ James A. Toopes, Jr.
Date:   November 18, 1997                     ----------------------------------
                                              James A. Toopes, Jr., Executive
                                              Vice President-Finance,
                                              Administration and Corporate
                                              Development


                                              /s/ John Onufer, Jr.
Date:   November 18, 1997                     ----------------------------------
                                              John Onufer, Jr., Vice President-
                                              Controller