Form 10-K405
period 1997-12-27
BIG V SUPERMARKETS INC
filed 1998-04-10
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ___________
                                   FORM 10-K
                                  ___________

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
       (Fee Required) for the fiscal year ended December 27, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
       (No Fee Required) for the transition period from __________ to __________

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

                             176 North Main Street
                            Florida, New York 10921
                                 (914) 651-4411
              (Address, including zip code, and telephone number,
              including area code, of principal executive offices)
                                    ________

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

               Yes X                                   No ______
                  ---

         Aggregate market value of voting stock held by non-affiliates as of March 27, 1998:  $0
          Common stock outstanding as of March 27, 1998:  1,000 shares

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

                     --------------------------------------

                            BIG V SUPERMARKETS, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 1997


                                     INDEX

                                                                                                   Page
                                                                                                   ----

PART I
ITEM 1.       Business                                                                                1
ITEM 2.       Properties                                                                             10
ITEM 3.       Legal Proceedings                                                                      10
ITEM 4.       Submission of Matters to a Vote of Security Holders                                    10

PART II
ITEM 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters                                                                    11
ITEM 6.       Selected Consolidated Financial Information                                            12
ITEM 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              13
ITEM 8.       Financial Statements and Supplementary Data                                            21
ITEM 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                               21

PART III
ITEM 10.      Directors and Executive Officers of the Registrant                                     22
ITEM 11.      Executive Compensation                                                                 25
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                         30
ITEM 13.      Certain Relationships and Related Transactions                                         32

PART IV
ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.                                                                              35

ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS

      Other than statements of historical fact, all statements included in this Form 10-K, including the statements under "Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader of this Form 10-K that there is no assurance actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties, include without limitation, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its gross sales and margins, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of all applicable credit agreements), the success of operating initiatives, year 2000 issues relating to computer applications, and other risk factors detailed herein and in other filings of the Company.

General

      Big V Supermarkets, Inc. ("Big V" or the "Company") currently operates 31 supermarkets, principally under the ShopRite(R) name, in the Hudson River Valley region of New York, northeastern Pennsylvania and northwestern New Jersey. Big V's 29 New York supermarkets are located in the eight counties of Westchester, Orange, Dutchess, Ulster, Columbia, Sullivan, Putnam and Greene. Big V has the leading market share in its primary market, with an estimated market share of 32%, which is approximately double that of Big V's next largest competitor. The Company's primary market consists of the seven counties north of Westchester County, where 23 of its 29 New York stores are located. The Company's market share in Westchester County is approximately 8%. The Company's thirty-second store opened on January 3, 1998 in Mount Vernon, New York and as such had no impact on the 1997 results of operations.

      As the largest member of the Wakefern Food Corp., ("Wakefern") the largest cooperative food wholesaler in the United States, the Company benefits from over $4.6 billion in purchasing power, an industry leading private label program, extensive advertising and promotion connected with the ShopRite(R) trademark and one of the most popular and recognized supermarket names in the region. Big V began operations in 1942 and had its stock listed on the American Stock Exchange in 1971. The Company was taken private in a management-led buyout sponsored by CS First Boston in 1987 and was acquired in December 1990 in a management-led buyout sponsored by Thomas H. Lee Company ("THL").

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

Store Summary

      Selected statistics on Big V's stores are presented below:

                                                                               Fiscal Year Ended
                                        ------------------------------------------------------------------------------------------
                                          December 27,        December 28,       December  30,        December 31,    December 25,
                                              1997                1996                1995                1994            1993
----------------------------------------------------------------------------------------------------------------------------------
Average annual sales per store (in
millions)                                   $ 24.6              $ 23.7              $ 24.0              $ 25.0*             $ 24.4
Same store sales increase
(decrease) from prior year                     2.9%               0.11%              (0.8)%              (0.1)%              (2.6)%
Total store area in square feet (in
thousands)                                   1,429               1,358               1,439               1,436               1,220
Total store selling area in square feet
(in thousands)                               1,054                 999               1,054               1,052                 891
Average total square feet per store
(in thousands)                                46.1                43.8                45.0                44.9                42.1
Average square feet of selling area per
store (in thousands)                          34.0                32.2                33.0                32.9                30.7
Annual sales per square foot of selling
area                                        $  724              $  737              $  729              $  760*             $  796
Number of stores:
     Stores remodeled (over $500,000)           --                   4                   5                  --                   2
     New stores opened                          --                   1                  --                   4                   2
     Stores replaced/expanded                    3                  --                  --                   2                   2
     Stores closed/divested                     (2)                 (2)                 --                  (1)                 --
Number of stores by size
(total store area):
     30,000 to 39,999 sq. ft.                   10                  13                  12                  12                  13
     40,000 to 49,999 sq. ft.                   10                  10                  10                  10                  10
     Greater than 50,000 sq. ft.                11                   8                  10                  10                   6
Total stores open at period end                 31                  31                  32                  32                  29
_______________
*Calculated on a 53 week basis.  A like 52 week comparison would be $24.5 million in average sales per store and $746 in annual sales per square foot of selling area.

          By industry standards, Big V stores are large and productive, averaging 46,100 square feet in size and generating high average sales volume of $24.6 million per store ($724 per selling square foot) for the fifty-two weeks ended December 27, 1997. Big V's average store square footage approximates the industry average for super stores and its sales volume per store and per selling square foot is larger than industry averages by 8% and 76%, respectively. Big V's 31 operating stores at December 27, 1997 ranged from 30,000 to 60,000 total square feet in size and included 21 supermarkets in excess of 40,000 total square feet.

          Big V's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh fruits, vegetables and frozen food products, including an extensive variety of ShopRite(R) private label products. The stores also offer an extended line of non-food products, health and beauty care products, housewares, general merchandise and seven pharmacies. All Big V stores offer service delicatessen departments and most stores offer floral, bakery, prepared foods and service fish departments.


Wakefern Food Corp.

          The Company is the largest member of Wakefern, with Big V owning approximately 19% of Wakefern's outstanding stock. Wakefern is the nation's largest cooperative food wholesaler. There are presently 42 individual member companies and 195 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite(R) name and trademark. Member companies can purchase their product requirements from Wakefern and participate in ShopRite(R) advertising and promotional programs and its computerized purchasing, warehousing and distribution services. The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite(R) name and trademark, volume purchasing, ShopRite(R) private label products, distribution and warehousing on a cooperative basis, ShopRite(R) advertising and promotional programs and state of the art systems and technology. The Company believes the ShopRite(R) name is widely recognized by its customers and favorably influences the customers' decision to shop in its stores. These benefits are important to the Company's success.

          Wakefern distributes as a patronage dividend to each of its stockholder members a share of the earnings of each product department of Wakefern in proportion to the dollar volume of business done by the stockholder with that product department during each fiscal year. Big V's aggregate patronage dividend was $8.8 million in fiscal 1997, $7.9 million in fiscal 1996 and $10.1 million in fiscal 1995.

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

Purchasing and Distribution

          As a Wakefern member, Big V benefits from economies of scale in purchasing and distribution associated with chains of greater size and geographic reach. The Company believes that the regional nature of its business has permitted Big V to operate with greater flexibility and increased responsiveness to the demographic characteristics of the communities served by its stores than those of larger chains. Under an agreement among Wakefern and all of its members, each member is obligated to purchase from Wakefern a minimum of 85% of the products offered by Wakefern. While fulfilling this minimum purchase requirement, Big V purchased approximately 80% of its total purchases during fiscal 1997 from Wakefern. The remaining 20% of Big V's purchases were delivered directly by vendors to Big V's stores. Wakefern operates five warehouse and distribution facilities in Elizabeth, Dayton, Secaucus and South Brunswick, New Jersey and Wallkill, New York. The proximity of these facilities to Big V's stores, combined with Big V's efficient product acquisition system, shortens the lead time between the placement of a merchandise order and receipt.

Business Strategy

          Big V's management is implementing a strategy designed to maximize operating profitability, increase market share, improve customer service and satisfaction and pursue new store opportunities in existing trade areas and in contiguous new markets. Two components of this strategy are the Company's price and value leadership and its capital investment program.

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

          "One-Stop Shopping": Big V's stores, which appeal to a broad spectrum of customers, offer one-stop shopping convenience with a variety of high quality service departments such as meat, produce, fresh seafood, deli, bakery, prepared foods and an extensive line of general merchandise, health and beauty care products and pharmacy departments in seven stores. A typical Big V store offers 35,000 Stock Keeping Units, approximately 17% above the industry average. To accommodate this large variety of products, Big V's 31 stores average 46,100 total square feet, which is approximately the same as the industry average for super stores. All of Big V's stores exceed 30,000 total square feet.

          Quality Merchandising and Economies of Scale through Wakefern:
Wakefern is the nation's largest cooperative food wholesaler. Its members operate 195 stores in the Northeast, principally under the ShopRite(R) name, and generate annual retail sales exceeding $4.6 billion. ShopRite(R) supermarkets, in aggregate, have the leading market share in the New York metropolitan region and one of the most widely recognized supermarket names in the region. Membership in Wakefern provides the Company economies of scale in its merchandise purchasing, computerized warehousing and distribution efficiencies and electronic media advertising presence. In addition, Wakefern provides its members with year-end patronage dividends, financial incentives to open new stores and the ShopRite(R) private label line. The ShopRite(R) private label affords customers quality merchandise comparable to national brands at lower prices, while typically generating margins exceeding nationally branded merchandise. The Company's private label grocery sales represent 25% of total annual grocery sales, well above the industry average of 16%.

Capital Investment and Expansion Program

          Investment in Existing Stores: The Company believes aggressive capital investment is a critical component of its operating strategy. The Company has increased its total retail space approximately 27% from 1.1 million square feet to over 1.4 million square feet during the last five years. Big V expanded or remodeled nearly all of its existing store base, replaced seven stores with new facilities, and opened five new stores (offset by the sale of two Connecticut stores) during this period. Although Big V typically remodels its stores every 7 to 10 years and replaces them every 15 to 20 years, the Company continually renovates stores and equipment to maintain modern state-of-the-art facilities. The time periods associated with these capital investments vary depending upon certain factors, including site availability and competitive conditions. Management believes that the Company's level of investment in its existing store base will preserve the competitive advantage provided by Big V's prime retail locations and continue to expand the Company's market share. Although Wakefern does not prescribe geographical franchise areas to its members, the specific locations at which the Company, other members of Wakefern or Wakefern itself may open new stores under the ShopRite(R) name are subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not current or past employees or members of Wakefern and whose decision to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate site analysis, demographic data, volume projections and projections of the developmental impact on existing member supermarkets in the area.

          New Store Openings: The Company anticipates opening, replacing or expanding nine supermarkets, each averaging 55,000 total square feet, over the next four years. All new stores will be the "Fresh Market" prototype, which is a state-of-the-art format that includes a wide array of specialty service departments. Management believes this expansion will generate incremental store contribution within its existing overhead and distribution cost structure, increase market share in its existing trade area and exploit "under-stored" contiguous new markets. Management estimates that the total costs of equipment, fixtures and leasehold improvements associated with opening, replacing or expanding the planned nine supermarkets will be $3 million per supermarket. Equipment financing for each store is expected to provide $2 million and $1 million is expected to be provided by the Company's operating cash flow and its Revolving Credit Facility. For a new store, the Company typically purchases approximately $1.2 million of beginning inventory. The Company generally finances its initial inventory requirements through accounts payable with terms which are often longer than the Company's inventory turnover. The locations at which the Company may open new supermarkets under the name ShopRite(R) are subject to the approval of Wakefern's Site Development Committee, which could impact the Company's expansion strategy.

Advertising and Promotion

          Big V's advertising strategy emphasizes price, variety, high quality perishables, broad selection of nationally advertised brand name products and extensive selection of ShopRite(R) private label merchandise. The Company's retail operations are advertised primarily through newspaper, radio, television and direct mail. Most of the Company's advertising is developed and placed by Wakefern and tailored to the Company's specific needs. The Company spent approximately 1.6% of total sales for advertising, promotion and coupon expense for each of the last three fiscal years.

Technology

          The Company considers automation and computerization important to its operations and competitive position. The Company uses in-store minicomputers linked to Wakefern's warehouse and distribution computer system. All Company stores use IBM 4690 software for the scanning checkout systems to improve pricing accuracy, enhance productivity and reduce checkout time for customers. In addition, all Company stores utilize on-line payment systems that accept either debit or credit transactions. Meat, seafood and delicatessen prices are maintained on computers for automatic weighing and pricing. All Company stores use computerized time and attendance and labor scheduling systems and most have computerized energy management systems. Furthermore, all Company stores use satellite communications, electronic marketing systems and computer generated ordering systems. The Company also has a computerized direct store delivery receiving and pricing system and a computerized pharmacy system.

          As a result of numerous information technology inter-relationships between the Company and Wakefern, both parties have undertaken individual and joint projects to address all year 2000 issues. At this time the Company does not believe the costs associated with the timely and successful completion of the year 2000 projects are material to the Company's financial results.

Competition

          The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, convenience stores and club stores. The Company competes by using low pricing, courteous and efficient customer service, high quality perishable offerings and consistent availability of a wide variety of merchandise including an increasing variety of non-food items. The Company believes its regional focus and the quality of its management team permit it to offer products addressing the demographics of the communities it serves. The Company's principal competitors are Grand Union and A&P. In certain markets, the Company competes with Pathmark, Price Chopper, Stop & Shop, Hannaford Brothers and various independent operators, convenience stores and warehouse clubs.


Employees

          As of March 27, 1998, approximately 94% of Big V's 5,100 employees were covered by collective bargaining agreements negotiated with five unions. Three represent approximately 3,900 retail clerks (Local 1262--1,950 employees; Local 1500--1,800 employees; and Local 72--150 employees). Two represent approximately 850 meat, seafood and service deli department employees (Local 464--800 employees; and Local 1--50 employees). The Local 1262 contract expires in April 2001. The Local 1500 and Local 464 contracts expire in September and December 1998, respectively, and the Local 72 contract expires March 1999; and the contract for the store in Pennsylvania expires on April 9, 2000. The Local
1 contract is effective through May 2002.   As a result of the sale of the
Company's two Connecticut stores on January 28, 1996, the Company no longer maintains a collective bargaining agreement with Local 371. The Company believes its labor relations are good and does not anticipate any work stoppages related to contract negotiations in 1998.

Regulatory and Environmental Matters

          The Company must secure a variety of local, state and federal health and food distribution permits for the conduct of its business. Such regulation does not have a material impact on its operations. The Company's seven pharmacy departments are subject to state and federal regulation, including licensed pharmacists on duty at all times.

          Soil and ground-water contamination was detected at one planned new store site, the Baldwin Place Shopping Center, located in Somers, New York in the late 1980's. Baldwin Place Shopping Center, a presently non-operating center, is owned by a wholly-owned subsidiary of Big V. The New York State Department of Environmental Conservation ("DEC") placed the Baldwin Place Shopping Center on the DEC List of Inactive Hazardous Waste Disposal Sites in 1989 because of the suspected release of hazardous materials and petroleum products.

          Certain on-site residential and public water supply wells in the vicinity of the Baldwin Place Shopping Center were found to be contaminated with trichloroethene and tetrachloroethene and the contamination appeared to originate from a previous dry cleaning operation in the shopping center. The DEC entered into an Order of Consent in July 1992, with Big V and its subsidiary, Somers Development Corporation, for the development and implementation of a Remedial Investigation/Feasibility Study and implementation of interim remedial measures, if appropriate, of the Baldwin Place Shopping Center.

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

          Although the Baldwin Place Shopping Center is not on any United States Environmental Protection Agency list of sites requiring investigation or remediation, there can be no assurance that it will not be so listed in the future. Big V also impleaded the prior owners of the Baldwin Place Shopping Center as third party defendants since the Company believed that potential responsibility arose from the actions of a former tenant in the shopping center. In January 1994, the Company commenced an action against the prior owners of the Baldwin Place Shopping Center seeking reimbursement under CERCLA for costs and expenses incurred by the Company in connection with the environmental remediation and testing of the Baldwin Place Shopping Center. The Company entered into a settlement agreement with the prior owners pursuant to which the prior owners have reimbursed the Company for approximately $1.2 million of the costs and expenses incurred by the Company in connection with the environmental remediation and testing. Further, Somers Development Corporation and Big V were named as parties in lawsuits by area residents. During 1997 the Company settled the lawsuits brought by area residents. The Company's share of the settlement approximated $175,000 and was capitalized along with the other costs of remediation.

          A Record of Decision (ROD) defining the environmental status of the site and the remedial actions was issued by the DEC in December 1995 and allows the Company to proceed with the site approval process. The costs of remediation, as well as the area resident lawsuits related to such property, are not likely to have a material adverse effect on the Company's results of operation, financial condition or liquidity. Unreimbursed costs incurred by the Company to obtain this Record of Decision, plus the cost associated with the remaining studies and subsequent remediation, will approximate $2.0 million.
The Company will capitalize such costs in accordance with generally accepted accounting principles as the property is currently held for sale. Excess remediation costs will be expensed should their capitalization cause the carrying value of the property to exceed its market value. Estimated future monitoring costs, as required by the ROD, approximate $1.0 million and will be funded through the sale of the property once site plan approval has been obtained.

Trade Names, Service Marks and Trademarks

          Big V uses a variety of trade names, service marks and trademarks. Except for ShopRite(R), which is owned by Wakefern and licensed to Big V and the other Wakefern members, Big V does not believe that any such trade names, service marks or trademarks are material to its business.

ITEM 2:      PROPERTIES

          The Company leases all of its supermarkets (containing approximately
1.4 million square feet of total space), with initial terms generally ranging from 10 to 25 years, with renewal options. Twenty-six of these leased stores are located in strip shopping centers and five are free-standing stores. The total annual rent paid for all of the Company's leased facilities for fiscal 1997 was $15.3 million, including payments under capitalized leases. Lease payments per square foot during fiscal 1997 ranged from $3 to $18, averaging $9, which is 36% lower than current rates in the Company's markets. The Company is obligated to pay for utilities and liability insurance on all properties and real estate, maintenance and insurance on certain properties.

          A wholly-owned subsidiary of the Company also owns the Baldwin Place Shopping Center located in Somers, New York, which property currently is being held for sale. See Item 1--"Regulatory and Environmental Matters."


ITEM 3:      LEGAL PROCEEDINGS

          The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company. See Item 1-- "Regulatory and Environmental Matters."


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

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected consolidated financial information of the Company for the 52 weeks ended December 25, 1993, for the 53 weeks ended December 31, 1994 and for the 52 weeks ended December 30, 1995, December 28, 1996, and December 27, 1997 presented below should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.

                                                                 52                                 53               52
                                                                Weeks                              Weeks            Weeks
                                                                Ended                              Ended            Ended
                                              -------------------------------------------          ------            -----
                                               Dec. 27,         Dec. 28,         Dec. 30,         Dec. 31,         Dec. 25,
                                                 1997             1996             1995             1994             1993
                                               --------         --------         --------         --------         --------
Income Statement Data:
  Sales                                        $762,880         $735,976         $786,682         $754,401         $674,969
  Gross Profit                                  198,984          190,125          200,383          193,536          169,787
  Selling, general and administrative           161,786          151,825          161,746          160,068          139,637
  Special charges (1)                                --            3,004               --               --               --
  Depreciation and amortization                  16,979           17,381           18,548           17,778           16,488
  Operating income                               20,219           17,915           20,089           15,690           13,662
  Interest expense, net                          24,586           24,382           27,277           24,621           20,251
  Loss on sale leaseback transactions                --               --               --               --            3,704
  Loss before income taxes and
    extraordinary item                           (4,367)          (6,467)          (7,188)          (8,931)         (11,216)
  Net loss (2)                                   (2,742)          (3,958)          (5,078)          (6,160)         (18,961)

                                                Dec. 27,         Dec. 28,         Dec. 30,         Dec. 31,         Dec. 25,
                                                  1997             1996             1995             1994             1993
                                               --------         --------         --------         --------         --------
Balance Sheet Data (at end of period):
  Working (deficiency) capital                 $(16,683)        $ (8,685)        $(11,196)        $ (6,639)        $  7,844
  Total assets                                  254,946          264,617          284,956          293,695          270,875
  Total debt                                    200,153          213,610          226,952          231,166          211,385
  Stockholder's deficit                         (27,186)         (24,310)         (20,213)         (14,943)          (8,673)

                                    ________

(1) See discussion of special charges contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The net loss for the 52 weeks ended December 25, 1993 includes a $923 note receivable write-down and an extraordinary loss of $11,485 (net of tax benefit) due to the early extinguishment of debt in connection with the Recapitalization.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the Company's consolidated results of operations and financial position should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10K. References in the following discussion are to the fiscal years ended December 27, 1997 ("fiscal 1997"), December 28, 1996 ("fiscal 1996") and December 30,
1995 ("fiscal 1995").

     The Company is the largest supermarket chain in its primary trading area of the Hudson River Valley Region of New York. A combination of price and value leadership, one-stop shopping convenience, and a focused capital investment program has enabled the Company to sustain its leading market share. Earnings Before Interest Expense, Depreciation and Amortization, Income Taxes and LIFO Provision (EBITDA) was $39.5 million in 1995, $36.4 million in 1996 and $37.6 million in 1997.

     The Company operates 23 of its 31 stores in the Hudson River Valley of New York and 6 stores in Westchester County, New York. The Hudson River Valley's population grew 3.9% for the period 1992 through 1997 and compares very favorably to New York State's .7% growth rate for the same period. This market area has rebounded from the early 1990's IBM downsizing and there continues to be a growing migration of families from New York City. Westchester County growth, while not as robust, exceeds the statewide growth rate.

     The Company opened one store, replaced/expanded three stores, completed nine remodels and closed four stores (two stores closed were replaced) during the three years ended December 27, 1997. Management believes this capital investment lessened the impact of competitive openings and contributed to the same store sales growth of 2.9% in 1997.

Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                 Fiscal Year Ended
                                                   -----------------------------------------------
                                                   December 27,       December 28,     December 30,
                                                       1997               1996            1995
                                                       ----               ----            ----
Income Statement Data                                           (percentage of sales)
Sales                                                 100.0%             100.0%          100.0%
Gross margin                                           26.1               25.8            26.1
Selling, general and administrative                    21.2               20.6            21.0
Special charges                                          --                0.4              --
EBITDA (1)                                              4.9                4.9             5.1
Depreciation and amortization                           2.2                2.4             2.4
Interest, net                                           3.2                3.3             3.6
Loss before income taxes                               (0.6)              (0.9)           (0.9)
Income tax benefit                                     (0.2)              (0.3)           (0.3)
                                                     ------             ------          ------

Net loss                                               (0.4)%             (0.5)%          (0.6)%
                                                     ======             ======          ======

Other Data (in millions):
EBITDA                                               $ 37.6             $ 36.4          $ 39.5
                                                     ======             ======          ======

Net cash provided by operating activities            $ 16.9             $  5.9          $ 11.4
                                                     ======             ======          ======

Net cash used in investing activities                $(10.2)            $ (1.6)         $(10.7)
                                                     ======             ======          ======

Net cash used in financing activities                $ (3.8)            $ (5.4)         $ (4.8)
                                                     ======             ======          ======

(1) EBITDA represents net earnings before interest expense, depreciation and amortization, income taxes and LIFO provision. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and is also used for calculating compliance with the Company's debt covenants. Minimum annual EBITDA levels for debt compliance covering the years 1995 through 1997 ranged from $35.0 million to $41.5 million. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

     As of October 5, 1996 and December 28, 1996, the Company was not in compliance with the EBITDA and maximum levels of capital expenditure covenants under the Bank Credit Agreement with Bankers Trust Company as agent, and a syndicate of six additional institutions (Bank Credit Agreement or Agreement). The Company obtained a waiver for such noncompliance through January 31, 1997 and amended the covenants in January 1997. An amendment and consent, dated January 27, 1997, established revised levels for fiscal 1997 EBITDA and capital expenditure requirements.

     At December 27, 1997, the Company was not in compliance with the capital expenditure covenant under the amended Agreement. An amendment and waiver dated April 8, 1998, waived the Company's noncompliance with the capital expenditure covenant and amended the Agreement to revise the fiscal 1997 EBITDA requirement. The Company is confident that it will meet all 1998 covenants. Note additional information regarding 1998 covenants contained in the Liquidity and Capital Resources heading of this section.

Results of Operations

Fiscal Year Ended December 27, 1997 Compared to Fiscal Year Ended December 28, 1996

     Sales

     Sales for 1997 were $762.9 million compared to $736.0 million in 1996 representing a 3.7% increase (2.9% for same store sales compared to .1% in 1996). The increases in total and same store sales are attributable to growth in existing stores supplemented by the incremental impact of replacement/expanded stores. Management estimates that inflation was generally flat for the year. Total square footage grew marginally above 1.4 million.

     Gross Margin

     Gross Margin was 26.1% in 1997 compared to 25.8% in 1996. The .3% increase was primarily due to improvements in stock loss and continued improvements in perishables' product mix, partially offset by increased competitive activity.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percent of sales were 21.2% in 1997 compared to 20.6% in 1996. The increase was due principally to increases in the workers' compensation insurance reserve ($1.9 million); general liability premium calls for the 1992/1993 and 1993/1994 policy years ($1.2 million); higher than anticipated promotional expenses associated with a fourth quarter holiday turkey promotion ($1 million); increased occupancy costs ($.3 million) and costs associated with an associate buy-out program ($.3 million).

     EBITDA

     EBITDA increased $1.2 million to $37.6 million in 1997. The increase was primarily due to the elimination of special charges incurred in 1996 and improved gross margin partially offset by increased selling, general and administrative expenses.

     Depreciation and Amortization

     Depreciation and amortization was 2.2% of sales in 1997 compared to 2.4% in 1996. The reduction was primarily due to the full amortization of several leasehold assets and the termination of a capital lease partially offset by the disposal of NCR front-end equipment replaced with leased IBM front-end equipment.

     Interest, net

     Interest, net, increased to $24.6 million in 1997 from $24.4 million in 1996. The increase was primarily due to additional equipment financing for two stores totaling $5 million, increased average daily borrowings under the senior bank revolving loans, and the interest associated with a New York State income tax audit. Partially offsetting the above were higher variable interest rates applied to lower senior bank term loan balances.

     Net Loss

     Net loss was .4% of sales in 1997 compared to .5% in 1996. In absolute terms, the net loss decreased $1.2 million compared to 1996. The reduction in the loss was primarily due to the elimination of the Special Charges incurred in 1996, improved gross margin, partially offset by increased selling, general and administrative expenses and a reduced income tax benefit.

Results of Operations

Fiscal Year Ended December 28, 1996 Compared to Fiscal Year Ended December 30, 1995

     Sales

     Sales for 1996 were $736.0 million compared to $768.7 million in 1995. The 4.3% decrease in sales was primarily attributable to the sale of the Company's two Connecticut stores on January 28, 1996 and the conversion of one ShopRite store to a warehouse format in late 1995. Connecticut store sales were $4.1 million and $44.5 million for the 1996 and 1995 fiscal years, respectively.
Same store sales increased .1% in 1996 and decreased .8% in 1995. Same store sales increased as a result of increases in the average ticket sales per customer and was driven by strong first quarter same store sales performance. Management estimated inflation to be generally flat for the year. The company opened one new store, and remodeled four during 1996. Total square footage decreased to 1.4 million square feet as the result of the sale of the two Connecticut stores.

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

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were 20.6% of sales in 1996 compared to 21.0% in 1995. In absolute terms, these expenses decreased 6.1% in 1996. These decreases were the result of on-going programs to improve labor efficiency, reduce customer and employee accidents, improve front-end efficiencies and contain store supply costs, repairs and maintenance and utility expenses. The savings were partially offset by increases in marketing support, store occupancy, previous year premium call and sales tax expense. General liability expense increased $.5 million in the third quarter of 1996 for an expected premium call on 1992-1993 policy year claims. Sales tax expense increased $.4 million based on a New York State sales tax audit.

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

     Interest, net

     Interest, net decreased from $27.3 million in 1995 to $24.4 million in 1996. The decrease was primarily a result of decreased variable interest rates associated with senior bank term loans, paydowns of senior bank term loans and lower average daily borrowings under the senior bank revolving loans.

     Net Loss

     Net loss was .5% of sales in 1996 compared to .6% in 1995. In absolute terms, the net loss decreased by $1.1 million or 22% in 1996 with a reduced sales and gross profit base. This improvement reflects reduced selling, general and administrative expenses and decreased interest expense.

     Liquidity and Capital Resources

     The Company's long-term debt (including current maturities and capital lease obligations) as of December 27, 1997 was $200.2 million. All principal payments required by the debt agreements were made during the year ended December 27, 1997.

     The Company had a working capital ratio of approximately .81:1 at December 27, 1997 and .88:1 at December 28, 1996. The Company typically requires small amounts of working capital since inventory is generally sold before payment to Wakefern and other suppliers.

     Net cash provided by operating activities was $16.9 million in fiscal 1997 and $5.9 million in fiscal 1996. The increase in net cash provided by operating activities during fiscal 1997 was due principally to a lower net loss supplemented by increases in accounts payable, accrued liabilities and long-term liabilities.

     Net cash used in investing activities was $10.2 million for fiscal 1997 compared to $1.6 million for fiscal 1996. The increase in net cash used in investing activities in 1997 was due primarily to the sale of the two Connecticut stores in 1996.

     Net cash used in financing activities was $3.8 million in 1997 compared to $5.4 million in 1996. The principal activities in both years consisted of payments of long-term debt and the receipt of proceeds from long-term borrowings. The decrease in cash used in financing activities in 1997 compared to 1996 resulted principally from increased equipment financing.

     The Company's major uses of cash for the year ended December 27, 1997 were as follows: (i) cash interest payments (including capitalized leases) of $23.7 million; (ii) capital expenditures of $10.2 million; and scheduled debt payments of $8.9 million. During fiscal 1998 and early fiscal 1999, significant principal payments are due on the A and B Term Loans. The A Term Loans mature during 1998 with payments of $3.5 million in January, $1.7 million in April, $1.7 million in July and the final payment of $6.6 million on October 31, 1998. The B Term Loans require payments of $8.0 million in April 1999, $10.0 million in October 1999, and a final payment of $22.0 million during March 2000. The Company believes that it will be able to make the A Term Loan scheduled payments using cash flows from operations, supplemented by the unused borrowing capacity under the Revolving Credit Facility and the availability of equipment financings. The Company expects that it will be necessary to refinance the B Term Loans prior to the amortization of the first installment due April 1999.

     The Bank Credit Agreement provides for a $26.0 million revolving credit facility. There was $8.9 million outstanding under the revolving credit facility as of December 27, 1997, of which $6.4 million was used for letters of credit and bonding purposes. The Bank Credit Agreement requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverage, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement).

     A Fifth Amendment and Consent dated as of October 7, 1997 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., the financial institutions party to the Bank Credit Agreement and Bankers Trust Company (agent) amended the Environmental Expenditure covenant and agreed to the sale of Big V's entire equity interest as a limited partner in Columbia Hawkins Group, L.P. The amendment stipulates that Big V will actually pay no more than $3.6 million (originally $1.75 million) for clean-up work related to the Somers environmental remediation. The amendment further stipulates that Big V will receive no less than $1.1 million in cash for the sale of its limited partnership in Columbia Hawkins Group, L.P.. The Amendment also established minimum levels of EBITDA, consolidated net worth, fixed charges and maximum levels of capital expenditure. As of December 27, 1997, the Company was not in compliance with the capital expenditure covenant under the amended Agreement.

     A Sixth Amendment and Waiver dated April 8, 1998 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., the financial institutions party to the Bank Agreement and Bankers Trust Company (agent) waived the Company's non-compliance with the capital expenditure covenant and amended the Agreement to revise fiscal 1997 EBITDA requirements.

     The Company is confident that it will meet all 1998 covenants. Currently, the Company is holding discussions with its lenders and other financial institutions with respect to various refinancing opportunities. Management believes that it will successfully refinance its debt, however, there can be no assurances that the refinancing will occur or that the terms associated with any new agreement will be more favorable to the Company.

     Major uses of cash in fiscal 1998 will be as follows: (i) interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $12.9 million; and (iii) scheduled debt and capital lease payments of $19.4 million (including the non-recourse demand note payable solely from the sale proceeds of the Company's Baldwin Place Shopping Center located in Somers, New York).

     All of the Company's facilities are subject to long-term leases. The costs to develop new stores consist of approximately $3 million for fixtures, equipment and leasehold improvements and approximately $1.2 million for beginning inventory. Fixtures, equipment and leasehold improvements are generally funded using a combination of equipment financing (approximately $2 million) and Operating Cash Flow/Revolver Availability ($1 million). Inventory requirements are generally financed through accounts payable with terms that usually exceed the Company's inventory turnover.

     The Company received a Record of Decision (ROD) from the New York State Department of Environmental Conservation ( DEC) in December,1995 with respect to the environmental status of the Baldwin Place Shopping Center located in Somers, New York. The ROD defined the environmental status of the site, outlined the remedial actions to be performed and allows the Company to proceed with the site approval process. The costs of remediation are not likely to have a material adverse effect on the Company's results of operations, financial condition and liquidity. The costs incurred by the Company to obtain the ROD, plus the cost associated with the remaining studies and subsequent remediation will be approximately $2.0 million. The Company will capitalize such costs in accordance with generally accepted accounting principles as the property is currently held for sale. Estimated future monitoring costs required by the ROD approximate $1.0 million. These costs will be funded through the sale of the property once site plan approval has been obtained. The Company anticipates selling the property when site plan approval is obtained at a price in excess of total capitalized costs and estimated future monitoring costs. Management further believes costs capitalized in connection with the Baldwin Place Shopping Center will be fully recoverable and the Company's $2.5 million note payable secured by this property will be paid in full.

     The recoverability of goodwill is assessed by comparing the Company's forecasts of cash flow from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. The Company will recognize a charge to operations at any time this comparison indicates that an impairment may be likely. Management continues to believe the carrying value of goodwill and the estimated useful life is appropriate.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in the Company's financial statements and supplementary data contained in this report. Specific financial data can be found at the pages listed in the following index.


                            BIG V SUPERMARKETS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        FISCAL YEARS 1995, 1996 AND 1997

Independent Auditors' Report.......................             F-2
Consolidated Statements of Loss....................             F-3
Consolidated Balance Sheets........................             F-4
Consolidated Statements of Stockholder's Deficit...             F-5
Consolidated Statements of Cash Flows..............          F-6 - F-7
Notes to Consolidated Financial Statements.........          F-8 - F-23

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and present principal occupations of the directors and executive officers of each of Big V and Holding are set forth below.

Name                                   Age              Position
----                                   ---              --------

David G. Bronstein...........           68              Chairman of the Board of Directors

Joseph V. Fisher.............           55              Director, Chief Executive Officer and President

James A. Toopes, Jr..........           50              Director, Executive Vice President-Finance,
                                                        Administration, Corporate Development and
                                                        Corporate Secretary

John W. Childs...............           56              Director

C. Hunter Boll...............           42              Director

Joseph S. Frelinghuysen, Jr..           56              Director

Leo J. Kahn..................           81              Director

Steven G. Segal..............           37              Director

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

     Mr. Fisher served as Chief Executive Officer and President of the Company since December 1995, as the Company's Executive Vice President-Marketing and Operations and Chief Operating Officer of the Company from November 1994 to December 1995 and as a Director since July 1993. From 1993 to 1994, Mr. Fisher served as Senior Vice President-Marketing and Operations of the Company, and from 1992 to 1993 he served as Vice President-Store Operations. Prior to joining Big V, Mr. Fisher worked for Purity Supreme, Inc. from 1973 to 1991 in various management positions, including Senior Vice

President-Supermarkets from 1985 to 1991. Mr. Fisher serves as an Officer and Director of Wakefern Food Corp. and ShopRite Supermarkets, Inc. He also serves on the Board of Directors of the Food Industry Alliance of New York State.

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

     Mr. Childs has served as a Director of the Company since December 1990. He is President of J.W. Childs Associates. Until June 1995, Mr. Childs was Senior Managing Director of Thomas H. Lee Company where he was employed since 1987. Prior to joining THL, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area, ultimately serving as Senior Managing Director in charge of the Capital Markets Group. In that position, from 1984 through 1987, Mr. Childs was responsible for Prudential's approximately $77 billion fixed income portfolio, including the Capital Market Group's investment in leveraged acquisitions. Mr. Childs also is a director of Personal Care Group, Inc., Central Tractor Farm and Country, Inc., Cinnabon, Select Beverage Corp., and the Edison Project. Mr. Childs is President and a trustee of Thomas H. Lee Advisors I, the investment advisor to ML-Lee Acquisition Fund, L.P., and President and a trustee of T.H. Lee Mezzanine II, the administrative general partner of Thomas H. Lee Advisors II, L.P., the investment advisor to ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Childs also is a trustee of THL Equity Trust, the general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P.

     Mr. Boll has served as a Director of the Company since December 1990. Mr. Boll is a Managing Director of THL and has been employed by THL since 1986. Mr. Boll also is a Vice President of Thomas H. Lee Advisors I, the investment advisor to ML-Lee Acquisition Fund, L.P., and a Vice President of T.H. Lee Mezzanine II, the administrative general partner of Thomas H. Lee Advisors II, L.P., the investment advisor to ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Boll also is a Vice President of THL Equity Trust, the general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P. From 1984 to 1986, Mr. Boll worked as a consultant with The Boston Consulting Group. From 1977 to 1982, Mr. Boll worked as a corporate lending officer in the Energy & Minerals Group of Chemical Bank. Mr. Boll also serves as a Director of Freedom Securities, Inc., Trans Western Publishing, Inc., New York Restaurant Group, Stanley Furniture Company, Inc., and Select Beverages, Inc.

     Mr. Frelinghuysen has served as a Director of the Company and Chairman of its Audit and Compensation Committees since December, 1990. He is President of J.S. Frelinghuysen & Co., Inc., an independent investment banking firm organized in 1989. Mr. Frelinghuysen was previously a Managing Director of the First Boston Corporation where he was employed as a member of the Investment Banking Department from 1969-1988. He also serves as a Director of W.P. Stewart Co., Inc., an investment advisory firm, and MGI Pharma, Inc., a J. S.

Frelinghuysen & Company, Inc., and also a Trustee of the Community Foundation of New Jersey.

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

     Mr. Segal has served as a Director of the Company since December 1994. Mr. Segal as Senior Managing Director of J.W. Childs Associates, L.P. prior to July 1995. Mr. Segal was a Managing Director of THL, being employed by THL from 1987 to 1995. Mr. Segal also is a Vice President of Thomas H. Lee Advisors I, T.H. Lee Mezzanine II, and THL Equity Trust, the general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P. Mr. Segal also serves as a Director of Cinnabon, Inc., Fitz and Floyd, Inc., Central Tractor Farm & Country, Inc., Empire Kosher Poultry, Inc., International Diverse Foods, Inc., and Jillians Entertainment, Inc.

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

ITEM 11:  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by Big V to the Chief Executive Officer of the Company during the year ended December 27, 1997 and the most highly-compensated executive officers/senior management of the Company who served in such capacities on or during the year ended December 27, 1997 for services rendered to the Company in all capacities during the fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997. Officers of Holding and BVH are not compensated for their services as such.

                                                              Summary Compensation Table

                                                                                                        Long Term
                                                                                                       Compensation
                                                       Annual Compensation                                 Awards
                               -------------------------------------------------------------------------------------------------
                                                                                       Other
                                                                                      Annual        Option           All Other
                                   Fiscal                                             Compen-        Shares           Compensa-
Name and Principal Position         Year           Salary($)       Bonus($)         sation($)(1)     Granted          tion($)(2)
-----------------------------       ----           -------       -----------       --------------   ------------      ----------

David G. Bronstein                  1997           152,885                --               11,770           --            5,045
   Chairman of the Board            1996           150,000                --               11,855           --            5,105
                                    1995           274,038                --               12,380           --            5,625

Joseph V. Fisher                    1997           331,250                --                5,270        3,000            5,200
  Chief Executive Officer           1996           325,000            75,000                4,048           --            5,105
  and President                     1995           245,998            25,000               11,382       17,000            5,375

James A. Toopes, Jr.                1997           244,616                --               39,430           --            2,427
  Executive Vice President-         1996           170,769                --               24,130       12,000               --
  Finance, Administration,
  Corporate Development and
  Corporate Secretary

Stephen L. Hittman                  1997           123,962            25,000                2,263        2,600            4,574
  Vice President-Real Estate        1996           113,173            31,610                1,854           --            4,654
  and Assistant Secretary           1995            99,302            42,500                2,441        3,400            5,080

John Onufer, Jr.                    1997           123,423            10,000               23,947        3,400            4,374
  Vice President-Controller         1996           109,808            15,000                2,484           --              568
  and Assistant Treasurer           1995            28,846                --                  280           --               --

Donald J. Trella                    1997           111,346                --                6,536           --            2,542
  Vice President-Human              1996            82,809                --                  880           --               --
  Resources

___________
(1) This represents the taxable portion of the personal use of a company automobile, life insurance and relocation expenses.

(2) This represents the annual Company profit-sharing contribution and 401(k) matching funds.

Employment Agreements

          On May 1, 1996, the Company and BVH entered into an employment and non-competition agreement with Mr. Toopes, which agreement is scheduled to expire on April 30, 1999, subject to annual renewals thereafter. Pursuant to this agreement, the Company has agreed to pay an annual base salary to Mr.
Toopes of $240,000.   In addition to such base salary, Mr. Toopes is entitled to receive certain other employment benefits, including cash bonuses based upon the Company's attaining or surpassing profit targets established by the Company's Board of Directors.

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

Compensation Pursuant to 401(k) Plan

          The Company has a discretionary profit-sharing retirement plan for officers and non-union employees which includes a qualified cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code. Under this arrangement, officers and non-union employees may elect to forego the current receipt of up to 10% of their cash compensation and have such amounts contributed to the plan on their behalf. In addition, the Company matches 25% of such elected amounts up to 5% of each individual employee's income. The Company may also elect to make additional, discretionary contributions to the plan. The amounts contributed for the benefit of executive officers in 1997 with respect to such plan are included in this Item 11 under the heading "All Other Compensation."

Management Stock Option Plan

          Holding's Time Accelerated Restricted Stock Plan (the "Stock Option Plan"), adopted effective as of December 28, 1990, and as amended effective as of February 1, 1995, provides for the granting of non-qualified stock options, each in such amounts, on such terms and to such officers and other key employees of the Company as the administrators of the Stock Option Plan, in accordance with the terms of the Stock Option Plan, may select. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Holding, subject to the supervision and control of the entire Board. A total of 111,111 shares of Common Stock are reserved for issuance pursuant to the Stock

Option Plan. As of March 27, 1998, options to purchase 82,138 shares were granted and outstanding, options to purchase 6,738 shares had vested and no options had been exercised.

          Pursuant to the Stock Option Plan, as amended, all of the performance based options shall have a per share exercise price not less than the per share fair market value of the Common Stock as of the date of the grant of such options. All of the options granted through March 27, 1998 have 9 1/2 year vesting schedules, subject to acceleration during the first four years following the date of grant upon the attainment of certain performance criteria. During 1997 Mr.Bronstein forfeited all 16,304 non-vested options previously granted to him.

          With the exception of an option granted to Frelinghuysen, all options granted through March 27, 1998 are non-transferable other than by will or the laws of descent and distribution, and all options are exercisable only while the optionee remains in the employ of the Company or for a short period of time thereafter. If an optionee dies or becomes disabled while in the employ of the Company, the option is exercisable prior to the 365th day following the date of termination of employment. If an optionee's employment is terminated without cause, the option is exercisable for 90 days following the date of termination of employment. If an optionee leaves the employ of the Company for any other reason, the option is exercisable for only five days following the date of termination of employment. Options which are exercisable following termination of employment are exercisable only to the extent that the optionee was entitled to exercise such options on the date of such termination.

          The right to exercise the option granted to Frelinghuysen is not transferable, but such option may be assigned to any person or entity which acquires all of the outstanding capital stock or substantially all of the assets of Frelinghuysen. Additionally, such option may be assigned to any person or entity which is controlled by, controlling or under common control with Frelinghuysen.

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

Option Grants

          During the fiscal year ended December 27, 1997, there were grants of options to purchase 26,120 shares of Holding's Class A Common Stock while forfeitures of same amounted to 18,384.

Aggregated Option Values at Fiscal Year-End

          The following information is furnished for the fiscal year ended December 27, 1997 with respect to the stock options held by the Company's Chief Executive Officer and each of the other individuals named in the Summary Compensation Table. No stock options were exercised during the fiscal year ended December 27, 1997.

                                        Aggregated Option Fiscal Year-End Option Values

                                                 Number of               Value of Unexercised
                                                Options at              In-the-Money Options at
                                             December 27, 1997           December 27, 1997 (1)
                                        --------------------------   ------------------------------
Name                                    Exercisable  Unexercisable    Exercisable  Unexercisable
David G. Bronstein                         5,435       -0-                 -0-         -0-
Joseph V. Fisher                             -0-      20,000               -0-         -0-
James A. Toopes, Jr.                         -0-      12,000               -0-         -0-
Stephen L. Hittman                           -0-       6,000               -0-         -0-
John Onufer, Jr.                             -0-       3,400               -0-         -0-
Donald J. Trella                             -0-       4,000               -0-         -0-

---------------
(1) None of the options are in-the-money.


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

          Mr. Hittman borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of April 18, 1997. The principal amount of his note was $67,000. The payment of this note is secured by 2,200 shares of Class A Common Stock purchased by Mr. Hittman. Mr. Hittman's note matures on December 31, 2005 and bears interest at a rate equal to the prime rate plus 1.5% per annum.

          Mr. Onufer borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of April 24, 1997. The principal amount of his note was $71,402.50. The payment of this note is secured by 2,200 shares of Class A Common Stock purchased by Mr. Onufer. Mr. Onufer's note matures on December 31, 2005 and bears interest at a rate equal to the prime rate plus 1.5% per annum.

          Mr. Trella borrowed from Holding the purchase price for shares of Holding's Class A Common Stock purchased by him as of August 29, 1997. The principal amount of his notes were $110,250. The payment of this note is secured by 3,150 shares of Class A Common Stock purchased by Mr. Trella. Mr. Trella's note matures on December 31, 2005 and bears interest at a rate equal to the prime rate plus 1.5% per annum.

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

          The aggregate principal amount of such management stock purchase loans currently owed to Holding is equal to approximately $23,000. The amounts due Holding for such loans are represented by secured a promissory note which bears interest at the rate of 8.57% per annum.

Compensation Committee Interlocks and Insider Participation

          Messrs. Frelinghuysen, Bronstein, Fisher and Childs served on the Compensation Committee during fiscal 1997. Mr. Bronstein served as the Company's Chairman of the Board during fiscal 1997. Mr. Fisher served as the Company's Chief Executive Officer in fiscal 1997. None of the other members of the Compensation Committee served as officers or employees of the Company or any of its subsidiaries during fiscal 1997.

          In connection with the Acquisition, THL, Thomas H. Lee Equity Partners, L.P. (the "Lee Fund"), ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (collectively, the "ML-Lee Funds") and their respective affiliates (together with THL, the Lee Fund and the ML-Lee Funds, the "THL Companies"), Frelinghuysen, certain members of the Company's senior management and Prudential made investments in Holding and the Company. See "Certain Relationships and Related Transactions."

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

Security Ownership of Big V Holding Corp.

     As of December 27, 1997, there were outstanding 706,702 shares of Holding Class A Common Stock, par value $.01 per share. The information in the table below presents the beneficial ownership of (i) each person known to Holding to own beneficially more than five percent of the outstanding voting common stock of Holding, (ii) each director and each executive officer of Holding named in the Summary Compensation Table, and (iii) all directors and executive officers of Holding, BVH and Big V, respectively as a group.

                                                                               Number of Shares                   Percent of
                                                                              of Class A Common                   Outstanding
                                                                              Stock Beneficially               Shares of Class A
Beneficial Owner                                                                 Owned (1)(2)                  Common Stock (1)
----------------                                                              ------------------               ------------------
Thomas H. Lee Equity Partners, L.P. (3)                                              296,808                           41.12
ML-Lee Acquisition Fund II, L.P. (4)                                                 117,333                           16.25
ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (4)                            62,667                            8.68
Thomas H. Lee (5)                                                                     36,513                            5.06
Gary S. Koppele (6)                                                                   32,973                            4.57
Cornelius J. J. Madera, Jr. (6)                                                       26,973                            3.74
David G. Bronstein (7)                                                                35,335                            4.89
Joseph S. Frelinghuysen, Jr. (8)                                                      10,543                            1.46
C. Hunter Boll (9)                                                                     3,146                              **
John W. Childs (10) (11)                                                              11,883                            1.65
Leo J. Kahn                                                                            5,317                              **
Steven G. Segal (12)                                                                   1,258                              **
Joseph V. Fisher                                                                      19,000                            2.63
James A. Toopes, Jr.                                                                   8,000                            1.11
Stephen L. Hittman                                                                     2,200                              **
John Onufer, Jr.                                                                       2,200                              **

All directors and executive officers of Holding
    as a group (8 persons) (13)                                                       94,482                           13.09

                                   _________

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

(11) Does not include 426 shares which Mr. Childs may be deemed to own by virtue of proxies he holds with respect to shares owned by his siblings. Mr. Childs disclaims beneficial ownership of such shares.
(12) Includes options to purchase 632 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Segal as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Segal disclaims beneficial ownership of such shares.
(13) Does not include 513,320 shares which may be deemed to be beneficially owned by certain directors as a result of their relationships with the Lee Fund, the ML-Lee Funds and the Lee Trust, as beneficial ownership of such shares is disclaimed. Includes options to purchase 14,402 shares.


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

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter for the year ended December 27, 1997.

BIG V SUPERMARKETS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                          PAGE
                                                          ----
INDEPENDENT AUDITORS' REPORT                               F-2

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                   F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-8 - F-23

INDEPENDENT AUDITORS' REPORT

Big V Supermarkets, Inc.
Florida, New York

We have audited the accompanying consolidated balance sheets of Big V Supermarkets, Inc. and subsidiaries (the "Company") as of December 27, 1997 and December 28, 1996, and the related consolidated statements of loss, stockholder's deficit and cash flows for each of the three fiscal years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big V Supermarkets, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Parsippany, New Jersey
March 27, 1998
(April 8, 1998 as to Note 5)

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED DECEMBER 27, 1997,
DECEMBER 28, 1996 AND DECEMBER 30, 1995
(In Thousands)
--------------------------------------------------------------------------------

                                                       December 27,     December 28,     December 30,
                                                          1997             1996             1995
SALES                                                   $ 762,880        $ 735,976        $ 768,682
                                                        ---------        ---------        ---------
COSTS AND EXPENSES:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                  563,896          545,851          568,299
  Selling, general and administrative                     161,786          151,825          161,746
  Special charges                                           --              3,004             --
  Depreciation and amortization                            16,979           17,381           18,548
  Interest expense, net of interest income
    of $253 for 1997, $255 for 1996,
    and $311 for 1995                                      24,586           24,382           27,277
                                                        ---------        ---------        ---------

           Total costs and expenses                       767,247          742,443          775,870
                                                        ---------        ---------        ---------
LOSS BEFORE INCOME TAXES                                   (4,367)          (6,467)          (7,188)

INCOME TAX BENEFIT                                          1,625            2,509            2,110
                                                        ---------        ---------        ---------
NET LOSS                                                $  (2,742)       $  (3,958)       $  (5,078)
                                                        =========        =========        =========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.
w
CONSOLIDATED BALANCE SHEETS
DECEMBER 27, 1997 AND DECEMBER 28, 1996
(In Thousands)
--------------------------------------------------------------------------------

                                                                                   December 27,    December 28,
                                                                                      1997            1996
ASSETS

CURRENT ASSETS:
  Cash                                                                            $  13,498        $  10,595
  Accounts receivable                                                                14,669           13,066
  Inventories                                                                        36,851           35,437
  Refundable income taxes                                                             1,688              119
  Prepaid expenses and other current assets                                           3,455            4,601
                                                                                   --------         --------
           Total current assets                                                      70,161           63,818

PROPERTY AND EQUIPMENT - At cost, less accumulated
  depreciation and amortization of $73,653 at December 27, 1997 and
   $70,005 at December 28, 1996                                                      60,783           73,034
GOODWILL - Less accumulated amortization of $12,926 at
  December 27, 1997 and $10,914 at December 28, 1996                                 66,383           68,395
INVESTMENT IN WAKEFERN FOOD CORP.                                                    11,236           11,236
WAKEFERN WAREHOUSE AGREEMENT - Less accumulated amortization
  of $7,239 at December 27, 1997 and $6,205 at December 28, 1996                     34,129           35,163
OTHER ASSETS                                                                         12,254           12,971
                                                                                   --------         --------
TOTAL ASSETS                                                                       $254,946         $264,617
                                                                                   ========         ========
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 43,257         $ 39,738
  Accrued expenses and taxes other than income taxes                                 17,415           15,028
  Income taxes payable                                                                  --                17
  Deferred income taxes                                                               6,152            6,314
  Current portion of long-term debt                                                  19,401           10,959
  Current portion of capitalized lease obligations                                      619              447
                                                                                   --------         --------
           Total current liabilities                                                 86,844           72,503
                                                                                   --------         --------
OTHER LONG-TERM LIABILITIES                                                           9,732            6,247
                                                                                   --------         --------
LONG-TERM DEBT - Less current portion                                               154,097          165,590
                                                                                   --------         --------
CAPITALIZED LEASE OBLIGATIONS - Less current portion                                 26,036           36,614
                                                                                   --------         --------
DEFERRED INCOME TAXES                                                                 5,423            7,973
                                                                                   --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S DEFICIT:
  Common stock, par value, $1.00 per share; authorized, 1,000 shares;
    issued, 1,000 shares                                                                  1                1
  Paid-in capital                                                                     8,530            8,664
  Accumulated deficit                                                               (35,717)         (32,975)
                                                                                   --------         --------
           Total stockholder's deficit                                              (27,186)         (24,310)
                                                                                   --------         --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                        $254,946         $264,617
                                                                                   ========         ========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 27, 1997,
DECEMBER 28, 1996 AND DECEMBER 30, 1995
(In Thousands)
--------------------------------------------------------------------------------

                                                    Common Stock                                 Total
                                                 -----------------     Paid-in    Accumulated Stockholder's
                                                 Shares     Amount     Capital      Deficit     Deficit
BALANCE, DECEMBER 31, 1994                        1,000      $  1     $  8,995     $(23,939)   $(14,943)
Return of capital to Holding                        --        --          (976)         --         (976)
Capital contribution from Holding                   --        --           785          --          785
Net loss                                            --        --           --        (5,078)     (5,078)
                                                 ------      ----     --------     --------    --------
BALANCE, DECEMBER 30, 1995                        1,000         1        8,804      (29,017)    (20,212)
Return of capital to Holding                        --        --          (215)         --         (215)
Capital contribution from Holding                   --        --            75          --           75
Net loss                                            --        --           --        (3,958)     (3,958)
                                                 ------      ----     --------     --------    --------
BALANCE, DECEMBER 28, 1996                        1,000         1        8,664      (32,975)    (24,310)
Return of capital to Holding                        --        --          (149)         --         (149)
Capital contribution from Holding                   --        --            15          --           15
Net loss                                            --        --           --        (2,742)     (2,742)
                                                 ------      ----     --------     --------    --------
BALANCE, DECEMBER 27, 1997                        1,000      $  1     $  8,530     $(35,717)   $(27,186)
                                                 ======      ====     ========     ========    ========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 27, 1997,
DECEMBER 28, 1996  AND DECEMBER 30, 1995
(In Thousands)
--------------------------------------------------------------------------------

                                                         December 27,   December 28,    December 30,
                                                            1997           1996            1995
CASH BALANCE, BEGINNING OF PERIOD                         $ 10,595        $ 11,683        $ 15,736
                                                          --------         -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  (2,742)         (3,958)         (5,078)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                           15,904          17,381          18,548

    Noncash loss on disposal of equipment and
      leasehold interest                                     1,075            --              --
    Amortization of deferred debt costs                      1,157           1,166           1,196
    Amortization of discount on debt                           133              78             222
    Deferred income taxes                                   (2,712)         (1,867)         (2,255)

    Noncash rent expense                                     1,100             723             985
    Noncash gain from lease termination                     (1,170)         (1,073)           --

    Noncash loss on sale of video equipment                   --              --                17
    Noncash gain on retirement of Wakefern notes              --              --               (14)
    Loss on sale of equity investment                          596            --              --
  Changes in assets and liabilities:
    Increase in inventories                                 (1,414)         (3,063)         (1,323)

    Decrease (increase) in prepaid expenses                    887          (1,612)            312

    Increase in accounts receivable                         (1,603)           (909)           (358)
    (Increase) decrease in refundable income taxes          (1,569)             25             117
    (Increase) decrease in other assets                     (1,010)            589          (3,094)

    Increase (decrease) in accounts payable                  3,519          (2,077)           (391)
    Increase (decrease) in accrued expenses and
      taxes other than income taxes                          2,387            (320)          2,473
    (Decrease) increase in income taxes payable                (17)             17            --
    Increase in long-term liabilities                        2,385             837               2
                                                          --------         -------        --------
           Net cash provided by operating activities        16,906           5,937          11,359
                                                          --------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                   (10,242)        (10,085)        (10,690)
  Sale of Connecticut stores                                  --             8,552            --
  Sale of property and equipment                                26               3              26
  Increase in investment in Wakefern Food Corp.               --               (40)           --
                                                          --------         -------        --------
           Net cash used in investing activities           (10,216)         (1,570)        (10,664)
                                                          --------         -------        --------

                                                                                        (Continued)

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 27, 1997,
DECEMBER 28, 1996  AND DECEMBER 30, 1995
(In Thousands)
--------------------------------------------------------------------------------

                                                         December 27,   December 28,    December 30,
                                                            1997           1996            1995
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                              $ (8,939)      $ (8,771)      $ (7,346)
  Payments of capital lease obligations                       (444)          (375)          (315)
  Proceeds of long-term borrowings                           5,730          3,831          3,104
  Return of capital to Holding                                (149)          (215)          (976)
  Capital contribution from Holding                             15             75            785
                                                          --------       --------       --------
           Net cash used in financing activities            (3,787)        (5,455)        (4,748)
                                                          --------       --------       --------
NET INCREASE (DECREASE) IN CASH                              2,903         (1,088)        (4,053)
                                                          --------       --------       --------
CASH BALANCE, END OF YEAR                                 $ 13,498       $ 10,595       $ 11,683
                                                          ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                              $ 23,687       $ 23,723       $ 25,815
                                                          ========       ========       ========
    Income taxes                                          $  2,671       $    783       $    129
                                                          ========       ========       ========

During the year ended December 30, 1995, notes payable to Wakefern for $512,000 were entered into which increased the investment in Wakefern.

During the year ended December 28, 1996, notes payable to Wakefern for $250,000 were entered into which increased the investment in Wakefern.

During the year ended December 27, 1997, a note receivable for $1,100,000 was recorded in conjunction with the sale of an equity investment. The note was collected in full during February 1998.

                                                                     (Concluded)
See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 27, 1997
DECEMBER 28, 1996 AND DECEMBER 30, 1995
--------------------------------------------------------------------------------

1. BUSINESS

   ORGANIZATION AND BASIS OF PRESENTATION - On December 28, 1990, Big V Supermarkets, Inc. (the "Company") was purchased by Big V Holding Corp. ("Holding") through the merger of a wholly-owned subsidiary of Holding with and into BV Holdings Corporation (the "Predecessor Company"), the owner of all voting stock of the Company. The financial statements presented herein are those of the Company, subsequent to the purchase by Holding. The Company is a wholly-owned indirect subsidiary of Holding, whose principal shareholders include Thomas H. Lee Equity Partners, L.P., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Thomas
   H. Lee, and management of the Company. The consideration paid by Holding to acquire the Company was approximately $210.2 million.

   The acquisition by Holding was accounted for as a purchase, and accordingly, Holding recorded the assets and liabilities of the Company at their fair value at the date of the acquisition. The accompanying consolidated financial statements of the Company reflect Holding's basis.

   The Company operates a chain of 29 modern supermarkets under the ShopRite trade name located primarily in the Hudson River Valley Region of New York State. The Company also operates one supermarket under the "Big V Market" trade name and one supermarket under the "CostRite" trade name. The Company is the largest member of the Wakefern Food Corp. Cooperative ("Wakefern") located in Elizabeth, New Jersey.

   MANAGEMENT'S PLAN - The Company has incurred net losses in each of the three fiscal years ended December 27, 1997 and current liabilities exceed current assets by $16.7 million at December 27, 1997. During fiscal 1998 and early fiscal 1999, significant principal payments are due on the A and B Term Loans (see Note 5). The A Term Loans mature during 1998 with payments of $3.5 million in January, $1.7 million in April, $1.7 million in July and the final payment of $6.6 million on October 31, 1998. The B Term Loans require payments of $8.0 million in April 1999, $10.0 million in October 1999, and a final payment of $22.0 million during March 2000. The Company believes that it will be able to make the A Term Loan scheduled payments using cash flows from operations, supplemented by the unused borrowing capacity under the Revolving Credit Facility and the availability of equipment financings. The Company expects that it will be necessary to refinance the B Term Loans prior to the amortization of the first installment due April 1999.

   The Company is currently holding discussions with its lenders and other financial institutions with respect to various refinancing opportunities. Management believes that it will successfully refinance its debt, however, there can be no assurances that the refinancing will occur or that the terms associated with any such new agreement will be more favorable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR - The Company's fiscal year ends on the last Saturday in December. The fiscal year ended December 27, 1997, December 28, 1996 and December 30, 1995 were 52-week periods.

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

   At December 27, 1997 and December 28, 1996, inventories would have been higher by $2,548,000 and $2,444,000, respectively, if the first-in, first-out method of valuation had been used.

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

   SELF-INSURED LIABILITIES - The Company self-insures workers' compensation claims. Such liability has been recorded at its present value utilizing a risk free discount rate based on the projected payout of these claims. The Company determines the required liability based upon various actuarial assumptions which include, but are not limited to, the Company's historical loss experience, industry loss standards, projected loss development factors, projected payroll, employee headcount and interest rates. It is reasonably possible that the final resolution of some of these workers' compensation claims may require significant expenditures by the Company in excess of its existing reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 27, 1997 and December 28, 1996, the accompanying balance sheets includes a liability of approximately $4.8 and $2.9 million, respectively, related to these matters.

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

   . Long-Term Debt - The fair value of the Company's long-term debt is based upon the market price of the Company's publicly traded debt securities at December 27, 1997 and December 28, 1996, and for the debt instruments which are not publicly traded, current incremental borrowing rates for similar types of borrowing arrangements are utilized as a basis to determine fair value of such debt instruments.

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

   RECENT ACCOUNTING PRONOUNCEMENTS - During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company has not yet completed its evaluation of this Statement. This Statement is effective for the Company's fiscal 1998 year end financial statements.

   RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 1997 presentation.

3. PROPERTY AND EQUIPMENT

   Property and equipment is summarized as follows:

                                                                       1997           1996
                                                                         (In Thousands)
Land                                                                $    834        $    839
Building                                                                 161             161
Equipment and fixtures                                                64,036          62,164
Leasehold improvements                                                37,558          35,851
Leasehold interests                                                    4,275           5,894
Construction-in-progress                                                 172             730
Property and equipment under capital leases (see Note 7)              27,400          37,400
                                                                    --------        --------

Property and equipment, at cost                                      134,436         143,039

Less accumulated depreciation and amortization,
  including accumulated amortization of capitalized
  leases of $9,931 at December 27, 1997 and
  $9,409 at December 28, 1996                                        (73,653)        (70,005)
                                                                    --------        --------

Property and equipment, net                                         $ 60,783        $ 73,034
                                                                    ========        ========

   During September 1997, the Company terminated a capital lease with a cost and accumulated amortization of $10,000,000 and $1,208,000, respectively, and a lease obligation of $9,962,000. Such lease termination resulted in the recognition of a gain of $1,170,000 which is included in selling, general and administrative expenses.

   On January 28, 1996, the Company sold the assets and assigned the leases of its two Connecticut stores (West Haven and Milford) to Wakefern. This sale approximated the Company's net book value of assets sold, including inventory, and resulted in total proceeds of approximately $8.6 million which was used primarily to reduce long-term debt.

4. OTHER ASSETS

   Other assets consists of the following:

                                                         1997           1996
                                                            (In Thousands)
Mutual aid fund                                        $ 1,840         $ 1,594
Notes receivable                                           402             368
Property held for sale - Somers, N.Y. (a)                3,636           3,032
Deferred debt issuance costs                             2,917           3,858
New store costs (b)                                      1,996           1,100
Noncurrent receivables                                     100             642
Insurance deposits                                         684             658
Investment in real estate partnership (c)                  -             1,289
Deposits                                                   509             283
Other                                                      170             147
                                                       -------         -------

Total other assets                                     $12,254         $12,971
                                                       =======         =======

   (a) Soil and groundwater contamination was detected at this property. The property is on the Department of Environmental Conservation's ("DEC") New York State Inactive Hazardous Water Disposal Site List. Based on the results of investigations made to date, in management's opinion, the potential liability associated with this property is unlikely to have a material adverse effect on the Company's results of operations, financial condition or liquidity. Further with respect to this property, the Company was named as a party in lawsuits by area residents. During
       1997, the Company settled such lawsuits. The Company's share of the settlement approximated $175,000 and was capitalized along with the other costs of remediation. Also, the Company impleaded prior owners of the Baldwin Place Shopping Center in Somers, N.Y. ("Somers location") as third-party defendants since the Company believes that potential responsibility only arises from the actions of a former tenant in the Somers location. In January 1994, the Company commenced an action against the prior owners of the Somers location seeking reimbursement for costs and expenses incurred by the Company in connection with the environmental remediation and testing of the Somers location.

       The Company entered into a settlement agreement with the prior owners pursuant to which the prior owners have reimbursed the Company for approximately $1.2 million, less attorney fees of approximately $430,000, of costs and expenses incurred by the Company in connection with the environmental remediation and testing. The Company recorded the settlement agreement as a reduction of the costs capitalized in connection with the remediation of the contamination at the

       Somers location. A Record of Decision with respect to the environmental status of this site was issued by the DEC in December 1995. Based upon the results of investigations made in this Record of Decision, management believes that the potential liability associated with the environmental status of this property is not likely to have a material adverse effect on the Company's results of operation, financial condition or liquidity. Management estimates that the cost associated with the remaining studies and subsequent remediation will approximate $1.8 million. The Company will capitalize such costs and recover them upon the sale of this property. Excess remediation costs will be expensed should their capitalization cause the carrying value of the property to exceed its market value.

   (b) Such costs represent costs incurred in the planning, development and construction of proposed and approved new store sites. Such costs are third party fees for such items as architectural and engineering services. Costs related to sites no longer under consideration for a store are expensed. All costs at December 27, 1997 and December 28, 1996, are for stores under construction or in development.

   (c) During the fourth quarter of fiscal 1994 the Company acquired a 50% equity interest in a real estate partnership. The partnership owns a strip mall which leases a retail store site to the Company. Such lease between the Company and the partnership was terminated during September 1997. The Company accounted for its interest in the partnership in accordance with the equity method.

       During September 1997, the Company sold its 50% equity interest for $1.1 million. The Company received a $1.1 million note bearing interest at 8% due January 1998. Such note was fully collected during February 1998. The Company recognized a loss of $596,000 as a result of writing off its investment and receivables due from the partnership.

5. INDEBTEDNESS

   Debt consists of the following:

                                                                   1997            1996
                                                                      (In Thousands)
Notes payable, bearing interest at rates of 7.15% to
  10.99%, payable in installments through
  October 30, 2003 (A)                                           $ 12,748       $  9,611

Notes payable for Wakefern stock subscriptions,
  face amount of $1,211 in 1997 and $1,679
  in 1996 due in installments through December 2002
  (less unamortized discounts of $207 in 1997 and
  $340 in 1996 based on imputed interest rates
  of 9.25% to 12.5%)                                                1,004          1,339

Notes payable for deposit with Insure-Rite,
  due in installments through December 1998                            17            -

Mortgage bond payable for land, interest accruing at
  11.24% and added to principal due February 28,
  1999 in the amount  of $1,400,000                                 1,229          1,099

Bank term loans (B)                                                53,500         59,500
Revolving loans (B)                                                 2,500          2,500
Subordinated note due March 15, 2001 (C)                           20,000         20,000
Secured nonrecourse note (D)                                        2,500          2,500
11% Series B Senior Subordinated Notes (E)                         80,000         80,000
                                                                 --------       --------
                                                                  173,498        176,549

Less current portion                                               19,401         10,959
                                                                 --------       --------
                                                                 $154,097       $165,590
                                                                 ========       ========

   (A) The notes payable are secured by equipment with a net book value of $10,802,000 at December 27, 1997 and $9,276,000 at December 28, 1996.

   (B) The Company has a Credit Agreement ("Agreement") with Bankers Trust Company as agent, and a syndicate of six additional institutions.

      The Agreement includes $30.0 million in aggregate principal amount of A Term Loans, $40.0 million in aggregate principal amount of B Term Loans (the "A Term Loans" and the "B Term Loans," hereinafter referred to collectively as the "Term Loans") and the Revolving Credit Facility, which permits the Company to borrow up to $26.0 million to finance working capital and letter of credit needs.

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

      The A Term Loans and the B Term Loans will mature on October 31, 1998 and March 15, 2000, respectively, and such Term Loans are subject to quarterly amortizations. The Revolving Credit Facility will mature on October 31, 1998. In addition, the Bank Credit Agreement provides for mandatory repayments of the Term Loans (and after all Term Loans have been repaid, certain commitment reductions under the Revolving Credit Facility) based on certain asset sales outside the ordinary course of business of Holding and its subsidiaries, the proceeds of certain debt and equity issuances and 100% of Excess Cash Flow (as defined in the Agreement) per annum.

      Loans under the Revolving Credit Facility may be repaid and reborrowed. The Company is required to pay to the lenders under the Bank Credit Agreement in the aggregate a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the average unused portion of the Revolving Credit Facility during such quarter. During 1995, 1996 and 1997, the Company paid $54,000, $77,000 and $65,000 in commitment fees, respectively. As of December 27, 1997, the Company was utilizing $8,890,000 available under the Revolving Credit Facility, $6,390,000 of which was being utilized for issuances of letters of credit.

      The Agreement, as amended, requires the Company to meet certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum amounts of consolidated net worth, maximum amounts of capital expenditures, and minimum fixed charge coverage ratios. As of October 5, 1996, and December 28, 1996, the Company was not in compliance with the EBITDA and maximum levels of capital expenditure covenants under the Agreement. The Company obtained a waiver for such noncompliance through January 31, 1997 and amended the covenants in January 1997. An amendment and consent, dated January 27, 1997, established revised levels for fiscal 1997 EBITDA and capital expenditure requirements.

      At December 27, 1997, the Company was not in compliance with the capital expenditure covenant under the amended Agreement. An amendment and waiver dated April 8, 1998, waived the Company's noncompliance with the capital expenditure covenant and amended the Agreement to revise fiscal 1997 EBITDA requirements. The Company is confident that it will meet all 1998 covenants.

      The Agreement requires the Company to enter into Interest Rate Protection Agreements. Accordingly, on December 23, 1993, the Company entered into two Interest Rate Protection ("Cap") Agreements with Bankers Trust Company commencing April 1, 1994 whereby for quarterly periods commencing April 1, 1994 and terminating December 31, 1995 interest on $40 million of outstanding debt was capped at 6.5% and from January 1, 1996 to December 28, 1996 interest on $30 million of outstanding debt was capped at 7.5%. Under the Cap Agreements, if the three month rate rises above the cap rate, Bankers Trust Company agrees to pay the Company the excess of the calculated interest amount using actual LIBOR, over the protected interest amount for each protected quarterly period. The Company paid approximately $116,000 for such Cap Agreements. The Company amortized costs of the Cap Agreements on a straight-line basis over the life of the Cap Agreements. As of December 27, 1997 and December 28, 1996, the Cap agreements have been completely amortized.

   (C) The Company has $20 million Senior Subordinated Promissory Notes due March 15, 2001 held by certain principal shareholders. Interest accrues at the annual rate of 14.14%, payable in quarterly installments. The Note Agreement contains various restrictive covenants similar to the covenants contained in the Term Loan Agreement.

   (D) The Company has a noninterest-bearing note due to certain shareholders of the Predecessor Company. The note is payable solely out of the net proceeds (as defined) of the sale of the land and buildings comprising the Baldwin Place Shopping Center in Somers, NY (see Note 4).

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

        YEAR                                PERCENTAGE

        1999                                 104.125%
        2000                                 102.750
        2001                                 101.375
        2002 and thereafter                  100.000

      The Indenture (the "Indenture") that governs the Series B Notes imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make certain other restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, incur liens, incur indebtedness which is subordinate in right of payment to any senior debt and senior in right of payment to the Series B Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, issue preferred stock of the Company's subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company, consummate certain asset sales, or adopt a plan of liquidation. At December 27, 1997, the Company was in compliance with all the terms and covenants of the Indenture.

      Aggregate maturities of long-term debt are as follows:

                                                         (IN THOUSANDS)

         1998                                              $ 19,401
         1999                                                23,756
         2000                                                35,856
         2001                                                12,477
         2002                                                 1,410
         Thereafter                                          80,598
                                                           --------
                                                           $173,498
                                                           ========

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts and fair values of the Company's financial instruments for which such amounts differ are as follows:

                                                             December 27, 1997               December 28, 1996
                                                      ------------------------------  ------------------------------
                                                         Carrying         Fair           Carrying         Fair
                                                          Amount         Value            Amount         Value
                                                             (In Thousands)                  (In Thousands)
Investments (Note 4)                                     $    --        $      4         $     91       $    102
                                                         ========       ========         ========       ========
Long-term debt (Note 5):
  Bank term loans                                        $ 53,500       $ 53,500         $ 59,500       $ 59,500
  Revolving loan                                            2,500          2,500            2,500          2,500
  11% Senior subordinated notes                            80,000         84,800           80,000         75,200
  Subordinated note due
    March 15, 2001                                         20,000         17,706           20,000         20,000
  Notes payable secured by
    equipment                                              12,748         13,180            9,611          9,611
  Notes payable for Wakefern
    stock subscriptions                                     1,004          1,004            1,339          1,339
  Notes payable, Insure-Rite                                   17             17                -              -
  Mortgage bond payable for land                            1,229          1,229            1,099          1,099
  Secured nonrecourse note                                  2,500          2,500            2,500          2,500
                                                         --------       --------         --------       --------
                                                         $173,498       $176,436         $176,549       $171,749
                                                         ========       ========         ========       ========

   The fair values of investments are based on quoted market prices at December 27, 1997 and December 28, 1996. Similarly, the fair value of long-term debt is based on quoted market prices on December 27, 1997 and December 28, 1996 or in the absence of such quoted market prices the latest available quoted market price is used. The fair values of the Bank Term Loans at December 27, 1997 and December 28, 1996 approximated their carrying value due to their floating interest rates. The fair values of the Subordinated note due March 15, 2001 and the Company's note payable secured by equipment are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar type borrowings. The fair values of the remaining notes payable and mortgage bond payable were assumed to reasonably approximate their carrying value since the interest rates associated with these borrowings approximate market and the remaining maturities are relatively short-term. The fair value of the secured non-recourse note was assumed to reasonably approximate its carrying value because it is payable solely out of the net proceeds of the sale, exchange or development of the Somers, NY location (see Note 4).

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

   During June 1995, the Company was notified that the sub-lessee at two locations for which the Company is the primary lessee filed for bankruptcy and subsequently vacated the leased premises. The Company is liable under these leases for the minimum annual rentals over the remaining initial lease term, certain common area maintenance expenses and property taxes. At December 27, 1997, the lease for one location had been terminated and no amounts are accrued as the remaining site is leased to a qualified sub-tenant. The Company will continue to monitor and assess its exposure with respect to this matter as the actual costs could differ from the Company's current estimates.

   A lease, for a currently nonproductive store site, was terminated as a result of finding tenants acceptable to the landlord. The termination agreement contains provisions which would reinstate a portion of the Company's original obligation should certain events occur. At December 28, 1996, the accompanying balance sheet included a liability approximating $290,000 which represented the Company's obligation under the termination agreement. The result of this transaction was the removal of capital lease obligations approximating $2,173,000 and the recording of a noncash gain approximating $1,073,000.

   CAPITAL LEASES - The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 27, 1997:

                                                                   (In Thousands)
1998                                                                  $ 4,570
1999                                                                    4,643
2000                                                                    4,684
2001                                                                    4,710
2002                                                                    4,734
2003 and thereafter                                                    39,086
                                                                      -------
Net minimum lease payments                                             62,427

Less amount representing interest                                      35,772
                                                                      -------
Present value of net minimum lease payments                           $26,655
                                                                      =======

   No contingent lease payments were made under capital leases for the years ended December 27, 1997, December 28, 1996 and December 30, 1995.

   OPERATING LEASES - The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 27, 1997:

                                                                   (In Thousands)
1998                                                                  $ 13,167
1999                                                                    13,297
2000                                                                    13,392
2001                                                                    13,539
2002                                                                    12,880
2003 and thereafter                                                    194,031
                                                                      --------

Total minimum payments                                                $260,306
                                                                      ========

   RENTAL EXPENSE - The following schedule shows the composition of total rental expense for all operating leases for the years ended December 27, 1997, December 28, 1996 and December 30, 1995:

                                                              December 27,      December 28,    December 30,
                                                                 1997              1996            1995
                                                                               (In Thousands)
Minimum rentals                                                 $7,711            $6,745          $7,193
Contingent rentals                                                  59                58              58
Noncash rent expense                                             1,100               723             985
Reduction of noncash rent expense
  due to sale of Connecticut stores                                  -              (229)            -
                                                                ------            ------          ------

Total rental expense                                            $8,870            $7,297          $8,236
                                                                ======            ======          ======

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

   INSURE-RITE PREMIUM CALLs - The Company's general liability insurer, Insure-Rite, Ltd., can make additional premium calls up to a maximum of 45% of premiums paid, for policy years 1993 and 1994. During fiscal 1997, Insure-Rite, Ltd. called $922,000 and $806,000 relating to policy years 1993 and 1994, respectively. At December 27, 1997, the accompanying balance sheet includes the above mentioned call premiums. The Company has no liability for additional premium calls subsequent to the 1994 policy year.

   The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

   POSTEMPLOYMENT BENEFITS - During fiscal 1997, the Company created a Voluntary Resignation and Separation Incentive Program (the Program). The Program was offered to certain eligible union employees and acceptance of the Program terms was required by December 31, 1997. At December 27, 1997, the Company recorded a liability of $169,000 in accordance with the provision of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

8. INCOME TAXES

   The benefit for income taxes at December 27, 1997, December 28, 1996 and December 30, 1995 is comprised of the following:

                                                            1997          1996          1995
                                                                     (In Thousands)
Provision (benefit) for Federal income taxes:
  Current                                                 $   396       $  (642)       $    90
  Deferred                                                 (1,090)       (1,749)        (1,657)
                                                          -------       -------        -------

Total benefit for Federal income taxes                       (694)       (2,391)        (1,567)
                                                          -------       -------        -------

Provision (benefit) for state income taxes:
  Current                                                     691           --              55
  Deferred                                                 (1,622)         (118)          (598)
                                                          -------       -------        -------

Total benefit for state income taxes                         (931)         (118)          (543)
                                                          -------       -------        -------

Total income tax benefit                                  $(1,625)      $(2,509)       $(2,110)
                                                          =======       =======        =======

   The actual income tax benefit differs from the statutory tax rate as follows:

                                                1997          1996          1995
                                                      (In Thousands)
Federal statutory tax rate of 34%             $(1,485)      $(2,198)       $(2,444)
Goodwill amortization                             674           684            674
State tax, net of Federal income
  tax benefit                                      92          (311)          (358)
Loss carrybacks taken at 46% rate                 --           (678)           --
Refunds in excess of accrual                     (419)          --             --
Adjustments to deferred taxes                    (435)          --             --
Other                                             (52)           (6)            18
                                              -------       -------        -------
Total income tax benefit                      $(1,625)      $(2,509)       $(2,110)
                                              =======       =======        =======

   The net deferred income tax liabilities/(assets) of the Company for the years ended December 27, 1997 and December 28, 1996 consist of the following:

                                                                 December 27,      December 28,
                                                                    1997              1996
                                                                        (In Thousands)
Current deferred tax liabilities/(assets):
  Prepaid expenses                                                $    696          $    460
  Receivables                                                        2,070             1,324
  Inventory                                                          3,722             4,459
  Accounts payable                                                    (336)               71
                                                                  --------          --------
           Total current deferred tax liabilities                    6,152             6,314
                                                                  --------          --------
Noncurrent deferred tax liabilities/(assets):
  Property and equipment (including capital leases)                  8,971             8,965
  Wakefern Warehouse Agreement                                      13,976            14,399
  Other long-term liabilities                                         (976)            2,099
  Other assets                                                         911              (942)
  Capital leases                                                   (10,915)          (10,346)
  Alternative minimum tax credit carryforward                       (2,194)           (1,545)
  Federal tax credit carryforward                                     (120)              --
  Net operating loss carryforward - state                           (2,209)           (1,719)
  Net operating loss carryforward - federal                         (2,189)           (2,938)
  Valuation allowance                                                  168               --
                                                                  --------          --------
           Total noncurrent deferred tax liabilities                 5,423             7,973
                                                                  --------          --------
Net deferred income tax liability                                 $ 11,575          $ 14,287
                                                                  ========          ========

   The Company records the consolidated Holding Federal and State provision or benefit. If the Company were to file its own Federal and State returns, such amounts would not be materially different from the consolidated Holding returns.

   Realization of deferred tax assets associated with the NOL and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

   The Company's net operating loss and credit carryforwards at December 27, 1997 expire as follows:

                                       FEDERAL                     STATE
                               OPERATING     TAX         OPERATING       TAX
EXPIRATION DATES                LOSSES      CREDITS        LOSSES       CREDITS
                                               (IN THOUSANDS)

1998 - 2000                          -            -          1,502           -
2001 - 2004                          -            -            101           -
2005 -2007                           -            -              -           -
2008 - thereafter                6,438          120         21,504           -
No expiration                        -        2,194              -           -


   In August 1993, the U.S. Congress enacted the Omnibus Budget Reconciliation Act of 1993 (the "Act") which, among other things, increased the Federal Income tax rates to 35% from 34% for Corporations with taxable income in excess of $10 million. Since the Company has not attained such level of taxable income, nor projects such levels of income in the foreseeable future, the Act has had no effect on the operating results and the deferred income tax liability at December 27,1997 and December 28, 1996 continues to represent the tax effect of temporary differences at a 34% rate.

9. EMPLOYEE BENEFIT PLANS

   The Company has a noncontributory discretionary profit-sharing retirement plan for officers and nonunion employees and incentive programs for certain management personnel and officers. The Company has amended the profit sharing retirement plan to include a qualified cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code. Under this arrangement, officers and nonunion employees may elect to forego the current receipt of up to 10% of their cash compensation and have such amounts contributed to the plan on their behalf. In addition, the Company matches 25% of such elected amounts up to 5% of each individual employee's income. The Company is also obligated for pension and welfare payments for pension plans covering substantially all employees whose terms of employment are covered under collective bargaining agreements. For the years ended December 27, 1997, December 28, 1996 and December 30, 1995 provisions for these plans were as follows:

             COMPANY PROFIT-SHARING (INCLUDING         UNIION PENSION
          401(K) ARRANGEMENT) AND INCENTIVE PLANS       AND WELFARE
                     (IN THOUSANDS)                    (IN THOUSANDS)
1995                      $1,616                          $ 7,560
1996                         913                            7,284
1997                       1,247                            7,198

10. RELATED PARTY TRANSACTIONS

   INVESTMENT IN WAKEFERN FOOD CORP. - The Company is a stockholder of Wakefern Food Corp. ("Wakefern"), a corporation operated on a cooperative basis for its stockholder customers. The Company is restricted with regard to its ability to dispose of its stock ownership of Wakefern. Such restrictions include all sales, transfers, assignments, pledges, encumbrances or other dispositions, except to Wakefern or as permitted by Wakefern or Wakefern's By-Laws. The Company, along with other stockholder members, is obligated to purchase at least 85% of its merchandise requirements from Wakefern under a Warehouse Agreement which contains an evergreen provision providing for a
   continual 10-year expiration date for all members.   The Company made
   payments to Wakefern of approximately $548 million, $531 million and $556 million for the years ended December 27, 1997, December 28, 1996 and December 30, 1995, respectively. At December 27, 1997 and December 28, 1996, the Company was indebted to Wakefern for approximately $30 million and $23 million, respectively, representing current charges in the ordinary course of business, which have been included in accounts payable. The Company was indebted to Wakefern for various notes payable approximating $17,000 at December 27, 1997.

   As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket owned, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $450,000 at December 27, 1997 and December 28, 1996. The Company's shares of stock in Wakefern are assigned to and held by Wakefern as collateral security for any amounts owed. The Company has Subscription Agreements to invest additional funds in Wakefern and has remaining unfunded balances of $1,211,000 as of December 27, 1997 and $1,679,000 as of December 28, 1996 (see Note 5).

   As a member of Wakefern, the Company is entitled to a share of an annual Wakefern patronage dividend calculated after the close of Wakefern's fiscal year ending the last Saturday in September, as the result of the distribution of all operating profits to its members on a pro rata basis based on the actual member purchases from each merchandising division. It is the Company's policy to accrue monthly an estimate of the annual patronage dividend. The patronage dividend was $8,838,000, $7,908,000 and $10,114,000 for fiscal years 1997, 1996 and 1995, respectively. The Company reflects this patronage dividend as a reduction of cost of sales in the consolidated statements of loss. At December 27, 1997 and December 28, 1996, accounts receivable includes approximately $5,166,000 and $4,822,000, respectively, for this aforementioned patronage dividend.

   OTHER - Holding has agreements with certain of its stockholders which require the annual payment of management consulting fees. Such fees approximated $250,000 at December 27, 1997, December 28, 1996 and December 30, 1995.

   At December 27, 1997 and December 28, 1996, certain executives and other key employees of the Company held 82,138 and 74,402, respectively, stock options to purchase Holding Class A common stock. The outstanding stock options at December 27, 1997 have a weighted average contractual life of 8.1 years and an exercise price of $35. Exerciseable options for each year equaled 6,738.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which requires either the recognition of compensation expense for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide the supplemental information required by SFAS No. 123. The Company believes that the supplemental disclosures required by SFAS No. 123 are not material as net loss would be increased by less than 1% had stock-based compensation been recognized as expense under the provisions of this Statement.

                                     ******

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

4.6 Stock Subscription Agreement and Promissory Note by Big V Supermarkets, Inc. for stock of Wakefern Food Corp. dated March 8, 1988, including Schedule of Similar Documents not included in Exhibits.

4.7 Loan and Security Agreement by and between Big V Supermarkets, Inc. and The CIT /Group/Equipment Financing, Inc. dated as of July 20, 1993, as amended.

4.8 Loan and Security Agreement by and between Big V Supermarkets, Inc. and The CIT Group/Equipment Financing, Inc. dated as of August 12, 1991.

4.9 Loan and Security Agreement, dated as of December 28, 1992 between Big V Supermarkets, Inc. and Pitney Bowes Credit Corporation.

4.10 Loan and Security Agreement dated December 31, 1992 between Big V Supermarkets, Inc. and MetLife Capital Corporation.

4.11 Promissory Note dated November 12, 1993 from Big V Supermarkets, Inc. to Insure-Rite, Ltd.

4.12 Consent and Amendment dated December 13, 1993 to Loan and Security Agreement by and between Big V Supermarkets and The CIT Group/Equipment Financing, Inc. dated as of August 12, 1991.

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

4.18 Orange County Industrial Development Agency taxable industrial development revenue bond in the aggregate principal amount of $2 million dated December 5, 1994.

4.19 Note and Security Agreement dated as of August 9, 1995 between Big V Supermarkets, Inc. and El Camino Resources, Ltd.

4.20 Third Amendment dated as of January 9, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

4.21 Consent dated as of January 23, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

4.22 Consent dated October 10, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent, and MetLife Capital Corporation.

4.23 Consent and Waiver dated November 5, 1996 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent, and MetLife Capital Corporation.

4.24 Fourth Amendment and Consent dated January 22, 1997 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

4.25 Term Promissory Note and Loan and Security Agreement dated as of October 30, 1996 between Big V Supermarkets, Inc. and MetLife Capital Corporation.

4.26 UCC-3 Termination Statements on behalf of El Camino Resources, Ltd. (reference to 4.19).

4.27* Partnership Interest Sale-Purchase Agreement between Big V Supermarkets, Inc. and Columbia Hawkins Group.

4.28* Loan & Security Agreement, dated July 3, 1997 by and between Big V Supermarkets, Inc. and FINOVA Capital Corporation.

4.29* Fifth Amendment and Consent dated October 1, 1997 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

4.30** Sixth Amendment and Waiver dated as of April 8, 1998 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

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

10.9 Trademark License Agreement between Big V Supermarkets, Inc. and Wakefern Food Corporation.

10.10   Big V Supermarkets, Inc. Profit-Sharing Plan and Trust.

10.11 Somers Agreement dated as of December 28, 1990, by and among BV Holdings Corporation, Big V Investment Corp., Big V Supermarkets, Inc., Somers Development Corp. and Merchant GP, Inc., as agent and representative.

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

10.21    Big V Holding Corp. 1990 Time Accelerated Restricted Stock Option Plan.

10.22 Employment and Non-Competition Agreement dated as of May 1, 1996 between James A. Toopes, Big V Holding Corp. and Big V Supermarkets, Inc.

10.23 Employment Termination Agreement between Big V Supermarkets, Inc., Big V Holding Corp. and Gary S. Koppele dated June 17, 1996.

10.24 Employment Termination Agreement between Big V Supermarkets, Inc., Big V Holding Corp. and Cornelius J. J. Madera, Jr. dated June 17, 1996.

10.25* Management Stock Subscription Agreement between Big V Holding Corp. and Stephen L. Hittman, dated April 18, 1997.

10.26* Stock Pledge Agreement between Big V Holding Corp., and Stephen L. Hittman, dated April 18, 1997.

10.27* Secured Promissory Note between Big V Holding Corp. and Stephen L. Hittman, dated April 18, 1997.

10.28* Management Stock Subscription Agreement between Big V Holding Corp. and John Onufer, Jr., dated April 24, 1997.

10.29* Stock Pledge Agreement between Big V Holding Corp. and John Onufer, Jr., dated April 24, 1997.

10.30* Secured Promissory Note between Big V Holding Corp. and John Onufer, Jr., dated April 24, 1997.

10.31* Non-Qualified Time-Accelerated Restricted Stock Option Agreement with John Onufer, Jr., dated April 24, 1997.

10.32* Management Stock Subscription Agreement between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.33* Stock Pledge Agreement between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.34* Secured Promissory Note between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.35* Secured Promissory Note between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.36** Non-Qualified Time Accelerated Restricted Stock Option Agreement with
        Don Trella, dated October 8, 1997.

10.37** Non-Qualified Time Accelerated Restricted Stock Option Agreement with
        Joseph V. Fisher, dated December 21, 1997.

10.38** Non-Qualified Time Accelerated Restricted Stock Option Agreement with
        Stephen Hittman, dated December 21, 1997.

12.1**  Statement re: computation of ratio of earnings to fixed charges.

21.1    Subsidiaries of the Registrant.
_________________

 * Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 4, 1997.
**    Included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Florida, State of New York, on April 10, 1998.

                              BIG V SUPERMARKETS, INC.


                              By:  /s/ Joseph V. Fisher
                                   _______________________________
                                   Joseph V. Fisher,
                                   Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                        Title                                Date
----------                        -----                                ----

/s/ David G. Bronstein
____________________________      Director, Chairman of the             April 10, 1998
David G. Bronstein                 Board


/s/ Joseph V. Fisher
____________________________       Director, Chief Executive            April 10, 1998
Joseph V. Fisher                    Officer and President
                                     (principal executive officer)


/s/ James A. Toopes, Jr.
____________________________       Director, Executive Vice             April 10, 1998
James A. Toopes, Jr.                President-Finance,
                                    Administration, Corporate
                                    Development and Corporate
                                    Secretary
                                    (principal financial officer)


/s/ John Onufer, Jr.
_____________________________      Vice President-Controller            April 10, 1998
John Onufer, Jr.                    and Assistant Treasurer


/s/ John W. Childs
__________________________            Director                          April 10, 1998
John W. Childs


/s/ C. Hunter Boll
__________________________            Director                          April 10, 1998
C. Hunter Boll


/s/ Joseph S. Frelinghuysen, Jr.
__________________________            Director                          April 10, 1998
Joseph S. Frelinghuysen, Jr.


/s/ Leo J. Kahn
__________________________            Director                          April 10, 1998
Leo J. Kahn


/s/ Steven G. Segal
__________________________            Director                          April 10, 1998
Steven G. Segal
