Form 10-Q
period 1998-03-21
BIG V SUPERMARKETS INC
filed 1998-05-05
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 21, 1998
                                                --------------
                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____to_____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     x        No
                                                     ---            ---
Shares of Common Stock outstanding as of May 4, 1998:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                            BIG V SUPERMARKETS, INC.
                FORM 10-Q FOR THE 12 WEEKS ENDED MARCH 21, 1998

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

Item 1.  Financial Statements

                 Unaudited Consolidated Statements of Loss.............    3

                 Unaudited Consolidated Balance Sheets.................    4

                 Unaudited Consolidated Statements of Cash Flows.......    5

                 Notes to Unaudited Consolidated Financial Statements..    6


Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   7-11

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings..........................................    11

Item 2.    Changes in Securities......................................    11

Item 3.    Defaults upon Senior Securities............................    11

Item 4.    Submission of Matters to a Vote of Security Holders........    11

Item 5.    Other Information..........................................    11

Item 6.    Exhibits and Reports on Form 8-K...........................    11

SIGNATURES............................................................    12


                            BIG V SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                                 (In Thousands)


                                                                     UNAUDITED
                                                          -------------------------------
                                                          For the Twelve   For the Twelve
                                                             Weeks Ended      Weeks Ended
                                                          March 21, 1998   March 22, 1997
                                                          ---------------  ---------------

SALES                                                           $182,237         $170,978
                                                                --------         --------

COSTS AND EXPENSES:
   Cost of Sales (exclusive of depreciation and
       amortization shown separately below)                      135,020          128,320
   Selling, general and administrative                            38,929           34,710
   Depreciation and amortization                                   3,601            3,859
   Interest expense, net of interest income of $67 and
    $44 for the 12 week periods ended March 21, 1998
    and March 22, 1997, respectively                               5,217            5,948
                                                                --------         --------

    Total costs and expenses                                     182,767          172,837
                                                                --------         --------

LOSS BEFORE INCOME TAXES                                            (530)          (1,859)

INCOME TAX BENEFIT                                                   190              146
                                                                --------         --------

NET LOSS                                                        $   (340)        $ (1,713)
                                                                ========         ========

           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  (UNAUDITED)
                                                                MARCH 21, 1998   DECEMBER 27, 1997/1/
                                                                ---------------  --------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                                 $ 11,296              $ 13,498
 Accounts receivable                                                    10,010                14,669
 Inventories                                                            35,331                36,851
 Refundable income taxes                                                 1,891                 1,688
 Prepaid expenses and other current assets                               2,931                 2,288
                                                                      --------              --------

     Total current assets                                               61,459                68,994

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $76,474 at March 21, 1998
 and $73,653 at December 27, 1997                                       61,534                60,783

GOODWILL - Less accumulated amortization of $13,390 at
 March 21, 1998 and $12,926 at December 27, 1997                        65,919                66,383

INVESTMENT IN WAKEFERN FOOD CORPORATION                                 11,276                11,236

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $7,478 at March 21, 1998 and $7,239
 at December 27, 1997                                                   33,890                34,129

OTHER ASSETS                                                            13,589                13,421
                                                                      --------              --------

TOTAL ASSETS                                                          $247,667              $254,946
                                                                      ========              ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                     $ 34,979              $ 43,257
 Accrued expenses and taxes other than income taxes                     13,353                17,415
 Deferred income taxes                                                   6,152                 6,152
 Current portion of long-term debt                                      15,903                19,401
 Current portion of capitalized lease obligations                          619                   619
                                                                      --------              --------

     Total current liabilities                                          71,006                86,844
                                                                      --------              --------

OTHER LONG-TERM LIABILITIES                                              9,546                 9,732
                                                                      --------              --------

LONG-TERM DEBT - Less current portion                                  163,325               154,097
                                                                      --------              --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                    25,893                26,036
                                                                      --------              --------

DEFERRED INCOME TAXES                                                    5,423                 5,423
                                                                      --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                                1                     1
 Paid-in capital                                                         8,530                 8,530
 Accumulated deficit                                                   (36,057)              (35,717)
                                                                      --------              --------

     Total stockholder's deficit                                       (27,526)              (27,186)
                                                                      --------              --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                           $247,667              $254,946
                                                                      ========              ========

/1/ Taken from the audited consolidated financial statements for the year ended
    December 27, 1997.


           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                UNAUDITED
                                                     ------------------------------
                                                     For the Twelve   For the Twelve
                                                        Weeks Ended      Weeks Ended
                                                     March 21, 1998   March 22, 1997
                                                     ---------------  ---------------

CASH BALANCE, BEGINNING OF PERIOD                           $13,498          $10,595
                                                            -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      (340)          (1,713)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                               3,601            3,859
  Amortization of deferred debt costs                           270              264
  Amortization of discount on debt                               28               36
  Noncash rent expense                                          332              187
  Deferred income taxes                                           -             (286)
  Loss on disposal of equipment                                   2                -

 Changes in assets and liabilities:
  Decrease in accounts receivable                             4,659            2,128
  Decrease in inventories                                     1,520            2,856
  (Increase) decrease in refundable income taxes               (203)              19
  (Increase) decrease in prepaid expenses                      (708)             237
  Increase in other assets                                     (438)            (718)
  Decrease in accounts payable                               (8,278)          (6,220)
  Decrease in accrued expenses                               (4,062)          (2,135)
  Decrease in income taxes payable                                -              (15)
  Decrease in other long-term liabilities                      (518)               -
                                                            -------          -------
    Net cash used in operating activities                    (4,135)          (1,501)
                                                            -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                     (3,589)            (375)
  Proceeds from the sale of store equipment                       3                -
  Increase in investment in Wakefern Food Corp.                 (40)               -
                                                            -------          -------
    Net cash used in investing activities                    (3,626)            (375)
                                                            -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                             32               29
  Proceeds from revolver borrowings                          10,000            6,000
  Principal payments on long-term debt                       (4,330)          (3,071)
  Principal payments on capital lease obligations              (143)            (103)
  Return of capital to Holding                                    -             (149)
                                                            -------          -------
    Net cash provided by financing activities                 5,559            2,706
                                                            -------          -------
NET (DECREASE) INCREASE IN CASH                              (2,202)             830
                                                            -------          -------
CASH BALANCE, END OF PERIOD                                 $11,296          $11,425
                                                            =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                 $ 7,177          $ 8,109
   Income taxes                                             $    14          $    15

           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


  1.    Basis of Presentation
        ---------------------

   The accompanying interim consolidated financial statements as of and for the period ended March 21, 1998, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 27, 1997, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

   Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 27, 1997. Operating results for the periods presented are not necessarily indicative of the results for the entire fiscal year.


  2.  Income Taxes
      ------------

   Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting".

  3.  Reclassifications
      -----------------

   Certain reclassifications have been made to the prior years' consolidated financial statement information provided herein to conform to the current quarter's presentation.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.

                                                  12 Weeks Ended   12 Weeks Ended
                                                  March 21, 1998   March 22, 1997
                                                  ---------------  ---------------

INCOME STATEMENT DATA:
Sales..................................                100.0%           100.0%
Gross margin...........................                 25.9             24.9
Selling, general and administrative....                 21.4             20.3
EBITDA (1).............................                  4.6              4.7
Depreciation and amortization..........                  2.0              2.3
Interest, net..........................                  2.9              3.5
                                                      ------           ------
Loss before income taxes...............                 (0.3)            (1.1)
Income tax benefit.....................                  0.1              0.1
                                                      ------           ------

Net loss...............................                 (0.2)%           (1.0)%
                                                      ======           ======


OTHER DATA (IN MILLIONS):
EBITDA.................................               $  8.5           $  8.1
                                                      ======           ======

Net cash used in operating activities..               $ (4.1)          $ (1.5)
                                                      ======           ======

Net cash used in investing activities..               $ (3.6)          $ (0.4)
                                                      ======           ======

Net cash provided by financing
 activities...........................                $  5.6           $  2.7
                                                      ======           ======


(1) EBITDA represents earnings before interest expense, depreciation and amortization, including noncash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

RESULTS OF OPERATIONS

12 WEEKS ENDED MARCH 21, 1998 COMPARED TO 12 WEEKS ENDED MARCH 22, 1997

 SALES

      Total store sales were $182.2 million and $171.0 million for the 12 week periods ended March 21, 1998 and March 22, 1997, respectively, reflecting a 6.5% increase over the prior year. The increase in total store sales was primarily attributable to the opening of the Company's thirty-second store in Mt. Vernon, New York on January 3, 1998. Such increase was supplemented by incremental sales from the Company's 1997 expansion and replacement stores.

      Same store sales increased 2.9% to $176.0 million from the comparable prior year amount of $171.0 million.


 GROSS MARGIN

      Gross margin increased in 1998 to 25.9% of sales compared to 24.9% for the comparable prior year period. The improvement in margin is primarily the result of improved selling margins in a number of the Company's operating departments and the continued shift in share of business toward the higher margin perishable departments. The margin improvements were partially offset by increased stock loss.


 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were 21.4% of sales for the 12 week period ended March 21, 1998 and 20.3% for the comparable prior year period. Increased payroll and payroll related expenses, which exceeded 58.7% and 60.6% of selling, general and administrative expenses in 1998 and 1997, respectively, increased 0.2% as a percentage of sales in the first quarter. In addition, selling, general and administrative expenses increased as a result of increased occupancy, pre-opening, and other costs associated with the Company's new, expanded and replacement stores (0.4); a reduction in vendor promotional money (0.3); and higher store supply and advertising expenses (0.2).

 EBITDA

      EBITDA increased 4.9% to $8.5 million for the 12 week period ended
March 21, 1998, compared to $8.1 million for the prior year period. The increase in quarterly EBITDA is primarily related to increased gross margin partially offset by the increased selling, general and administrative expenses described above.

 DEPRECIATION AND AMORTIZATION

      Depreciation and amortization, as a percentage of sales, were 2.0% and 2.3% of sales for the 12 week periods ended March 21, 1998 and March 22, 1997, respectively. The reduction was primarily due to the full amortization of several leasehold assets, the termination of a capital lease, and the disposal of NCR front-end equipment replaced with leased IBM front-end equipment in the latter half of the prior year.


 INTEREST, NET

      Interest, net, decreased $0.7 million or 0.6% of sales for the 12 week period ended March 21, 1998 compared to the prior year period. The decrease was primarily due to the settlement of prior year's state income and sales tax audits, lower capital lease interest and scheduled principal payments.


 NET LOSS

      Net loss for the 12 week period ended March 21, 1998 was $0.3 million compared to the net loss of $1.7 million in the prior year. The reduction in net loss in the current quarter compared to the prior year was primarily attributable to increased gross margin supplemented by lower interest, depreciation and amortization expenses.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term debt (including current maturities and capital leases) at March 21, 1998 was $205.7 million. All mandatory principal payments required by the various debt agreements were satisfied during the 12 week period ended March 21, 1998.

      The Company had a working capital ratio of .9:1 at March 21, 1998 and .8:1
at December 27, 1997.   The Company typically requires small amounts of working
capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12 weeks ended March 21, 1998 was cash flows generated through operations supplemented by increased revolver borrowings.

      Net cash used in operating activities was $4.1 million and $1.5 million for the 12 week periods ended March 21, 1998 and March 22, 1997, respectively. The increase in net cash used in operating activities during the current period was primarily due to the $4.0 million decrease in accounts payable and accrued expenses in the current quarter. Such decrease was primarily related to the payment of year-end accruals for the new store in Mt. Vernon, New York.

      Net cash used in investing activities was $3.6 million and $0.4 million for the 12 week periods ended March 21, 1998 and March 22, 1997, respectively. The increase over the prior year was the result of point of sale system and store equipment capital expenditures.

      Net cash provided by financing activities was $5.6 million and $2.7 million for the 12 week periods ended March 21, 1998 and March 22, 1997, respectively. The increase in net cash provided by financing activities during the current 12 week period compared to the prior year was due to increased revolver borrowings.

      During the 12 weeks ended March 21, 1998, the aggregate effect of net cash used in operating activities of $4.1 million, net cash used in investing activities of $3.6 million and net cash provided by financing activities of $5.6 million resulted in a net decrease in cash of $2.2 million at March 21, 1998, as compared to December 27, 1997.

      For the 52 weeks ending December 26, 1998, the Company projects that its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $12.9 million; and (iii) scheduled debt and capital lease payments of $19.4 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New
York). Management believes operating cash flow, together with borrowings under the bank revolving credit facility and equipment financing, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The Bank Credit Agreement provides for a $26.0 million revolving credit facility, under which there was $12.5 million outstanding as of March 21, 1998. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The Bank Credit Agreement requires the Company to maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in full compliance with all of its financial covenants as of March 21, 1998. During 1999 the Company has approximately $23.8 million in scheduled principal payments. The Company will refinance all or a portion of its debt structure prior to the amortization of an $8.0 million installment, due April 30, 1999. Accordingly, the Company is holding discussions with its lenders and other financial institutions with respect to a number of refinancing opportunities. However, there can be no assurances that the refinancing will occur or that the terms associated with any new agreement will be more favorable to the Company.

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
           Not applicable.

Item 2.  Changes in Securities
           Not applicable.

Item 3.  Defaults upon Senior Securities
           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5.  Other Information
           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits
            27  Financial Data Schedule

          (b)  Reports on Form 8-K
            Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIG V SUPERMARKETS, INC.


Date:  May 5, 1998                  /s/ James A. Toopes, Jr.
                                    ---------------------------------
                                    James A. Toopes, Jr., Executive
                                    Vice President-Finance,
                                    Administration and Corporate
                                    Development



Date:  May 5, 1998                 /s/ John Onufer, Jr.
                                   ---------------------------------
                                   John Onufer, Jr., Vice President-
                                   Controller