Form 10-Q
period 1998-06-13
BIG V SUPERMARKETS INC
filed 1998-07-28
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 13, 1998
                                                -------------

                                      or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from  _____________  to  _____________



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

Shares of Common Stock outstanding as of July 27, 1998:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                           BIG V SUPERMARKETS, INC.
                FORM 10-Q FOR THE 12-WEEKS ENDED JUNE 13, 1998


                                     INDEX


                                     PART I
                             FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements

              Unaudited Consolidated Statements of Income (Loss).......     3

              Unaudited Consolidated Balance Sheets....................     4

              Unaudited Consolidated Statements of Cash Flows..........     5

              Notes to Unaudited Consolidated Financial Statements.....     6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   7-11

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     11

Item 2.    Changes in Securities.......................................     11

Item 3.    Defaults upon Senior Securities.............................     11

Item 4.    Submission of Matters to a Vote of Security Holders.........     11

Item 5.    Other Information...........................................     11

Item 6.    Exhibits and Reports on Form 8-K............................     11

SIGNATURES.............................................................     12

                           BIG V SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (In Thousands)

                                                                                    UNAUDITED
                                                           ---------------------------------------------------------
                                                              Twelve         Twelve      Twenty-Four    Twenty-Four
                                                            Weeks Ended    Weeks Ended   Weeks Ended    Weeks Ended
                                                          June 13, 1998  June 14, 1997  June 13, 1998  June 14, 1997
                                                          -------------  -------------  -------------  -------------

SALES                                                          $184,765       $173,170       $367,002       $344,149
                                                               --------       --------       --------       --------

COSTS AND EXPENSES:
   Cost of Sales (exclusive of depreciation and
       amortization shown separately below)                     135,993        128,240        271,013        256,561
   Selling, general and administrative                           38,442         35,002         77,371         69,711
   Depreciation and amortization                                  3,755          3,864          7,356          7,723
   Interest expense, net of interest income of $44 and
     $64 for the 12-week periods and $111 and $108
     for the 24-week periods ended June 13, 1998
     and June 14, 1997, respectively                              5,497          5,682         10,714         11,631
                                                               --------       --------       --------       --------
     Total costs and expenses                                   183,687        172,788        366,454        345,626
                                                               --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                 1,078            382            548         (1,477)

INCOME TAX EXPENSE (BENEFIT)                                        511           (318)           321           (463)
                                                               --------       --------       --------       --------

NET INCOME (LOSS)                                              $    567       $    700       $    227       $ (1,014)
                                                               ========       ========       ========       ========



           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                      (UNAUDITED)
                                                                     JUNE 13, 1998   DECEMBER 27, 1997/1/
                                                                     -------------   -------------------
ASSETS
------
CURRENT ASSETS:

   Cash                                                                  $12,600               $13,498
   Accounts receivable                                                    11,359                14,669
   Inventories                                                            34,711                36,851
   Refundable income taxes                                                 1,349                 1,688
   Prepaid expenses and other current assets                               3,402                 2,486
                                                                         -------               -------
     Total current assets                                                 63,421                69,192

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $79,463 at
 June 13, 1998 and $73,653 at December 27, 1997                           60,694                60,783

GOODWILL - Less accumulated amortization of
 $13,855 at June 13, 1998 and $12,926 at
 December 27, 1997                                                        65,454                66,383

INVESTMENT IN WAKEFERN FOOD CORPORATION                                   11,276                11,236

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $7,717 at June 13, 1998 and $7,239
 at December 27, 1997                                                      33,651               34,129

OTHER ASSETS                                                               13,546               13,422
                                                                         --------             --------
TOTAL ASSETS                                                             $248,042             $255,145
                                                                         ========             ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                         $39,121              $43,257
 Accrued expenses and taxes other than income taxes                        17,546               17,372
 Deferred income taxes                                                      6,235                6,152
 Current portion of long-term debt                                         22,258               19,401
 Current portion of capitalized lease obligations                             619                  619
                                                                         --------             --------
     Total current liabilities                                             85,779               86,801
                                                                         --------             --------
OTHER LONG-TERM LIABILITIES                                                10,012                9,974
                                                                         --------             --------

LONG-TERM DEBT - Less current portion                                     148,057              154,097
                                                                         --------             --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                       25,750               26,036
                                                                         --------             --------

DEFERRED INCOME TAXES                                                       5,403                5,423
                                                                         --------             --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized,
  1,000 shares; issued, 1,000 shares                                            1                    1
 Paid-in capital                                                            8,530                8,530
 Accumulated deficit                                                      (35,490)             (35,717)
                                                                         --------             --------
     Total stockholder's deficit                                          (26,959)             (27,186)
                                                                         --------             --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                              $248,042             $255,145
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

                           BIG V SUPERMARKETS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                          UNAUDITED
                                                 ----------------------------
                                                  Twenty-Four    Twenty-Four
                                                  Weeks Ended    Weeks Ended
                                                 June 13, 1998  June 14, 1997
                                                 -------------  -------------
CASH BALANCE, BEGINNING OF PERIOD                  $13,498        $10,595
                                                    ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                     227         (1,014)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:

  Depreciation and amortization                      7,356          7,723
  Amortization of deferred debt costs                  540            529
  Amortization of discount on debt                      52             71
  Noncash rent expense                                 688            375
  Deferred income taxes                                 63           (596)

Changes in assets and liabilities:
  Decrease (increase) in accounts receivable         3,310           (194)
  Decrease in inventories                            2,140          2,725
  Decrease (increase) in refundable income taxes       339           (225)
  (Increase) decrease in prepaid expenses           (1,043)           660
  Increase in other assets                            (664)        (1,542)
  Decrease in accounts payable                      (8,278)        (6,220)
  Decrease in accrued expenses                      (4,062)        (2,135)
  Decrease in income taxes payable                       -             (9)
  (Decrease) increase in other long-term
   liabilities                                        (650)           122
                                                    ------         ------
    Net cash provided by operating activities        8,396          5,822
                                                    ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment            (5,738)        (3,415)
  Proceeds from the sale of store equipment              5              -
  Increase in investment in Wakefern Food Corp.        (40)             -
                                                    ------         ------

    Net cash used in investing activities           (5,773)        (3,415)
                                                    ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    65            658
  Proceeds from revolver borrowings                  3,500          4,500
  Principal payments on long-term debt              (6,800)        (4,841)
  Principal payments on capital lease obligations     (286)          (206)
  Capital contribution from Holding                      -             15
  Return of capital to Holding                           -           (149)
                                                    ------         ------
    Net cash used in financing activities           (3,521)           (23)
                                                    ------         ------

NET (DECREASE) INCREASE IN CASH                       (898)         2,384
                                                    ------         ------
CASH BALANCE, END OF PERIOD                        $12,600        $12,979
                                                   =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                        $ 9,966        $11,046
   Income taxes                                    $    19        $   245

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



     1.   Basis of Presentation
          ---------------------

     The accompanying interim consolidated financial statements as of and for the period ended June 13, 1998, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 27, 1997, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

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


                                        12-Weeks Ended  12-Weeks Ended  24-Weeks Ended 24-Weeks Ended
                                        June 13, 1998   June 14, 1997   June 13, 1998  June 14, 1997
                                        --------------  --------------  -------------- --------------
INCOME STATEMENT DATA:
Sales................................        100.0%          100.0%          100.0%         100.0%
Gross margin.........................         26.4            25.9            26.2           25.5
Selling, general and administrative..         20.8            20.2            21.1           20.3
EBITDA (1)...........................          5.6             5.9             5.1            5.3
Depreciation and amortization........          2.0             2.2             2.0            2.2
Interest, net........................          3.0             3.3             2.9            3.4
                                             -----           -----           -----          -----
Income (loss) before income taxes....          0.6             0.2             0.2           (0.4)
Income tax expense (benefit).........          0.3            (0.2)            0.1           (0.1)
                                             -----           -----           -----          -----
Net income (loss)                              0.3%            0.4%            0.1%          (0.3)%
                                            ======          ======          ======         ======

OTHER DATA (IN MILLIONS):
EBITDA                                      $ 10.4          $ 10.1          $ 18.8         $ 18.2
                                            ======          ======          ======         ======

Net cash provided by operating
  activities                                $ 12.5         $   7.3         $   8.4        $   5.8
                                            ======          ======          ======         ======

Net cash used in investing activities       $ (2.2)        $  (3.0)        $  (5.8)       $  (3.4)
                                            ======          ======          ======         ======

Net cash used in financing activities       $ (9.1)        $  (2.7)        $  (3.5)       $  (0.0)
                                            ======          ======          ======         ======

/(1)/ EBITDA represents earnings before interest expense, depreciation and amortization, including noncash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

RESULTS OF OPERATIONS

12 AND 24-WEEKS ENDED JUNE 13, 1998 COMPARED TO 12 AND 24-WEEKS ENDED JUNE 14, 1997

SALES

     For the 12 and 24-week periods ended June 13, 1998, total store sales were $184.8 million and $367.0 million, respectively. Sales for the comparable periods ended June 14, 1997 totaled $173.2 million and $344.1 million, respectively.

     Total and same store sales increased 6.7% and 3.1%, respectively, for the quarter ended June 13, 1998, as compared to the prior year. For the 24-week period ended June 13, 1998 total and same store sales increased 6.6% and 3.0%, respectively, as compared to the same period of the prior year.

     The increase in total store sales was primarily attributable to the opening of the Company's thirty-second store in Mt. Vernon, New York on January 3, 1998. Additionally, two replacement stores in Montague, NJ, and Hyde Park, NY, added significantly to the total and same store increases.

GROSS MARGIN

     Gross margin, as a percentage of sales, was 26.4% and 26.2% for the 12 and 24-week periods ended June 13, 1998, respectively. Gross margin for the comparable periods ended June 14, 1997, was 25.9% and 25.5%, respectively. The improvement in margin was the result of improved selling margins in a number of the Company's operating departments and the continued shift in share of business toward the higher margin perishable departments. Improvements in stock loss also contributed to the 12-week results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were 20.8% of sales for the 12-week period ended June 13, 1998 and 20.2% for the comparable prior year period. The increase was attributable to a reduction in vendor promotional money (.7%), increased occupancy costs (.3%) partially offset by savings in store and corporate payroll and payroll related expenses (.2%), and store administrative expenses (.1%).

     Selling, general and administrative expenses, as a percentage of sales, were .8% higher for the 24-week period ended June 13, 1998, compared to the same period of the prior year. The year-to-date increase was attributable to the items discussed above as well as increased pre-opening expenses related to new, expanded and replacement stores

EBITDA

     EBITDA increased 3.0% to $10.4 million for the 12-week period ended June 13, 1998, compared to $10.1 million for the comparable prior year period. The quarterly EBITDA increase was due to the aforementioned improvements in gross margin partially offset by increases in selling, general and administrative expenses. For the 24-week period ended June 13, 1998, EBITDA increased 3.3% to $18.8 million compared to $18.2 million for the comparable prior year period.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization, as a percentage of sales, were 2.0% for the 12 and 24-week periods ended June 13, 1998, compared to 2.2% for the comparable prior year periods. The reduction was primarily due to the full amortization of several leasehold assets in late 1997, the termination of a capital lease, and the disposal of NCR front-end equipment replaced with leased IBM front-end equipment in the latter half of the prior year.

INTEREST, NET

     Interest, net, decreased $0.2 million, or .3% of sales for the 12-week period ended June 13, 1998, compared to the prior year period. The decrease was due to lower capital lease interest and scheduled principal payments partially offset by increased revolver borrowings. For the 24-week period ended June 13, 1998 interest, net, decreased $0.9 million or .5% of sales.

NET INCOME

     Net income was $0.6 million and $0.7 million for the 12-week periods ended June 13, 1998 and June 14, 1997, respectively. The reduction in net income in the current quarter compared to the prior year was attributable to increased income tax expense partially offset by increased gross margin and lower interest, depreciation and amortization expenses. Net income for the 24-week period ended June 13, 1998 was $0.2 million compared to the net loss of $1.0 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's long-term debt (including current maturities and capital leases) at June 13, 1998 was $196.7 million. All mandatory principal payments required by the various debt agreements were satisfied during the 12 and 24-week periods ended June 13, 1998.

     The Company had a working capital ratio of .7:1 at June 13, 1998 and .8:1
at December 27, 1997.   The decrease was the result of increases in the current
portion of long-term debt due to an $8.0 million principal payment due to be paid April 30, 1999. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12-weeks ended June 13, 1998 was cash flows generated through operations supplemented by increased revolver borrowings.

     Net cash provided by operating activities was $8.4 million and $5.8 million for the 24-week periods ended June 13, 1998 and June 14, 1997, respectively. The increase in net cash provided by operating activities during the current period was primarily due to a $1.2 million increase in net income, a $2.1 million decrease in inventories and the collection of several large accounts receivable balances due primarily from Wakefern.

     Net cash used in investing activities was $5.8 million and $3.4 million for the 24-week periods ended June 13, 1998 and June 14, 1997, respectively. The increase over the prior year was the result of capital expenditures for store equipment, leasehold improvements, and various information technology upgrades.

     Net cash provided by financing activities was $3.5 million and nil for the 24-week periods ended June 13, 1998 and June 14, 1997, respectively. The increase in net cash used in financing activities during the current 24-week period compared to the prior year was due to increased principal payments offset by fewer proceeds from revolver borrowings and other long-term financing.

     During the 24-weeks ended June 13, 1998, the aggregate effect of net cash provided by operating activities of $8.4 million, net cash used in investing activities of $5.8 million and net cash used in financing activities of $3.5 million resulted in a net decrease in cash of $0.9 million at June 13, 1998, as compared to December 27, 1997.

     For the 52 weeks ending December 26, 1998, the Company projects its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $10.5 million; and (iii) scheduled debt and capital lease payments of $19.4 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New
York). Management believes operating cash flow, together with borrowings under the bank revolving credit facility and equipment financing, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

     The Bank Credit Agreement provides for a $26.0 million revolving credit facility, under which there was $6.0 million outstanding as of June 13, 1998. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The Bank Credit Agreement requires the Company to maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in full compliance with all of its financial covenants as of June 13, 1998.

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



                                   BIG V SUPERMARKETS, INC.




Date:  July 27, 1998               /s/ James A. Toopes, Jr.
                                   -------------------------------------
                                       James A. Toopes, Jr.,
                                       Executive Vice President-Finance,
                                       Administration and Corporate
                                       Development

Date:  July 27, 1998               /s/ John Onufer, Jr.
                                   -------------------------------------
                                       John Onufer, Jr.,
                                       Vice President-Controller