Form 10-Q
period 1998-10-03
BIG V SUPERMARKETS INC
filed 1998-11-17
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998
                                                ---------------
                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                             --------------  --------------

COMMISSION FILE NUMBER 1-6814


                           BIG V SUPERMARKETS, INC.
            (Exact name of registrant as specified in its charter)

            NEW YORK                                   14-1459448
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

176 NORTH MAIN STREET, FLORIDA, NEW YORK                 10921
(Address of principal executive offices)              (Zip Code)

                                (914) 651-4411
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  x     No
                                                 ------    ------

Shares of Common Stock outstanding as of November 16, 1998:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                           BIG V SUPERMARKETS, INC.
            FORM 10-Q FOR THE 16 and 40 WEEKS ENDED OCTOBER 3, 1998

                                     INDEX

                                    PART I
                             FINANCIAL INFORMATION

                                                                             PAGE NO.
                                                                             --------
Item 1.  Financial Statements

              Unaudited Consolidated Statements of Income..............         3

              Unaudited Consolidated Balance Sheets....................         4

              Unaudited Consolidated Statements of Cash Flows..........         5

              Notes to Unaudited Consolidated Financial Statements.....       6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................       8-13


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.............................................         14

Item 2.  Changes in Securities.........................................         14

Item 3.  Defaults upon Senior Securities...............................         14

Item 4.  Submission of Matters to a Vote of Security Holders...........         14

Item 5.  Other Information.............................................         14

Item 6.  Exhibits and Reports on Form 8-K..............................         14

SIGNATURES.............................................................         15


           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In Thousands)


                                                                                       UNAUDITED
                                                          --------------------------------------------------------------------
                                                              Sixteen          Sixteen            Forty            Forty
                                                            Weeks Ended      Weeks Ended       Weeks Ended      Weeks Ended
                                                          October 3, 1998  October 4, 1997   October 3, 1998  October 4, 1997
                                                          ---------------  ----------------  ---------------  ----------------
SALES                                                            $251,012         $234,913          $618,015         $579,062
                                                                 --------         --------          --------         --------

COSTS AND EXPENSES:
   Cost of Sales (exclusive of depreciation and
       amortization shown separately below)                       184,966          172,347           455,979          429,545
   Selling, general and administrative                             51,966           49,141           129,337          118,214
   Depreciation and amortization                                    4,195            4,473            11,551           12,196
   Interest expense, net of interest income of $60 and
     $86 for the 16-week periods and $172 and $194
     for the 40-week periods ended October 3, 1998
     and October 4, 1997, respectively                              6,945            7,564            17,659           19,196
                                                                 --------         --------          --------         --------

     Total costs and expenses                                     248,072          233,525           614,526          579,151
                                                                 --------         --------          --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                                   2,940            1,388             3,489              (89)

INCOME TAX EXPENSE (BENEFIT)                                        1,584              (60)            1,905             (523)
                                                                 --------         --------          --------         --------

NET INCOME                                                       $  1,356         $  1,448          $  1,584         $    434
                                                                 ========         ========          ========         ========


           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  (UNAUDITED)
                                                                OCTOBER 3, 1998   DECEMBER 27, 1997/1/
                                                                ----------------  --------------------
ASSETS
------
CURRENT ASSETS:
    Cash                                                               $ 13,370              $ 13,498
    Accounts receivable                                                  12,998                14,669
    Inventories                                                          33,940                36,851
    Refundable income taxes                                                 850                 1,688
    Prepaid expenses and other current assets                             3,348                 2,486
                                                                       --------              --------

     Total current assets                                                64,506                69,192

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $82,655 at October 3, 1998
 and $73,653 at December 27, 1997                                        59,720                60,783

GOODWILL - Less accumulated amortization of $14,474 at
 October 3, 1998 and $12,926 at December 27, 1997                        64,835                66,383

INVESTMENT IN WAKEFERN FOOD CORPORATION                                  11,551                11,236

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $8,035 at October 3, 1998 and $7,239
 at December 27, 1997                                                    33,333                34,129

OTHER ASSETS                                                             14,014                13,422
                                                                       --------              --------

TOTAL ASSETS                                                           $247,959              $255,145
                                                                       ========              ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                      $ 38,795              $ 43,257
 Accrued expenses and taxes other than income taxes                      14,093                17,372
 Deferred income taxes                                                    6,539                 6,152
 Current portion of long-term debt                                       20,567                19,401
 Current portion of capitalized lease obligations                           619                   619
                                                                       --------              --------

     Total current liabilities                                           80,613                86,801
                                                                       --------              --------

OTHER LONG-TERM LIABILITIES                                               9,768                 9,974
                                                                       --------              --------

LONG-TERM DEBT - Less current portion                                   151,371               154,097
                                                                       --------              --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                     25,560                26,036
                                                                       --------              --------

DEFERRED INCOME TAXES                                                     6,324                 5,423
                                                                       --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                                 1                     1
 Paid-in capital                                                          8,455                 8,530
 Accumulated deficit                                                    (34,133)              (35,717)
                                                                       --------              --------

     Total stockholder's deficit                                        (25,677)              (27,186)
                                                                       --------              --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                            $247,959              $255,145
                                                                       ========              ========

/1/Taken from the audited consolidated financial statements for the year ended
                               December 27, 1997.

           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       UNAUDITED
                                                           ---------------------------------
                                                                Forty             Forty
                                                             Weeks Ended       Weeks Ended
                                                           October 3, 1998   October 4, 1997
                                                           ----------------  ----------------

CASH BALANCE, BEGINNING OF PERIOD                                  $13,498           $10,595
                                                                   -------           -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          1,584               434
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                     11,551            12,100
  Noncash gain from lease termination                                    -            (1,170)
  Amortization of deferred debt costs                                  906               887
  Amortization of discount on debt                                      92               104
  Noncash rent expense                                                 993               676
  Deferred income taxes                                              1,288            (2,158)
  Loss on disposal of equipment                                          -                96
  Loss on sale of equity investment                                      -               596

 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                         1,671            (1,249)
  Decrease in inventories                                            2,911             3,661
  Decrease in refundable income taxes                                  838                35
  Increase in prepaid expenses                                      (1,057)              (14)
  Increase in other assets                                          (1,498)             (198)
  Decrease in accounts payable                                      (4,462)           (5,785)
  Decrease in accrued expenses                                      (3,279)           (2,672)
  Decrease in income taxes payable                                       -                (4)
  (Decrease) increase in other long-term liabilities                (1,199)              780
                                                                   -------           -------
    Net cash provided by operating activities                       10,339             6,119
                                                                   -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                            (7,958)           (6,756)
  Proceeds from the sale of store equipment                              9                21
  Note receivable from the sale of equity investment                     -            (1,100)
  Increase in investment in Wakefern Food Corp.                        (40)                -
                                                                   -------           -------
    Net cash used in investing activities                           (7,989)           (7,835)
                                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                   111             5,699
  Proceeds from revolver borrowings                                  7,500             4,500
  Principal payments on long-term debt                              (9,538)           (5,457)
  Principal payments on capital lease obligations                     (476)             (344)
  Capital contribution from Holding                                      -                16
  Repurchase of stock for the treasury                                   -              (149)
  Return of capital to Holding                                         (75)                -
                                                                   -------           -------
    Net cash (used in) provided by financing activities             (2,478)            4,265
                                                                   -------           -------
NET (DECREASE) INCREASE IN CASH                                       (128)            2,549
                                                                   -------           -------
CASH BALANCE, END OF PERIOD                                        $13,370           $13,144
                                                                   =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                        $18,857           $20,387
   Income taxes                                                    $    22           $ 1,768

            See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


  1.  Basis of Presentation
      ---------------------

   The accompanying interim consolidated financial statements as of and for the period ended October 3, 1998, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 27, 1997, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

   Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 27, 1997. Operating results for the periods presented are not necessarily indicative of the results for the entire fiscal year.


  2.  Income Taxes
      ------------

   Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting".


  3.  Accounting Pronouncements
      -------------------------

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholder's equity, and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a company's operations. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that the new standards will not necessitate any changes to existing financial reporting.

   In April 1998, the FASB issued Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities". This SOP requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Prior to the adoption of this standard, the Company deferred pre-opening costs, including payroll, employee recruitment and advertising, and other costs incurred in the pre-opening period. Payroll and employee recruitment costs (payroll costs) were amortized over the twelve month period following the opening of the related store. Non-payroll costs were expensed immediately upon the opening of the related store. The Company plans on adopting this standard in accordance with the timeline established by the FASB. The adoption of this standard will not have a material effect on the Company's 1998 or 1999 results of operations.

   In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 1999. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

  4.  Reclassifications
      -----------------

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

                                              16-Weeks Ended    16-Weeks Ended    40-Weeks Ended    40-Weeks Ended
                                             October 3, 1998   October 4, 1997   October 3, 1998   October 4, 1997
                                             ----------------  ----------------  ----------------  ----------------
INCOME STATEMENT DATA:
Sales......................................            100.0%            100.0%            100.0%            100.0%
Gross margin...............................             26.3              26.6              26.2              25.8
Selling, general and administrative........             20.7              20.9              20.9              20.4
EBITDA (1).................................              5.7               5.8               5.3               5.5
Depreciation and amortization..............              1.7               1.9               1.9               2.1
Interest, net..............................              2.8               3.2               2.9               3.3
                                                      ------            ------            ------            ------
Income before income taxes.................              1.2               0.6               0.6               0.0
Income tax expense (benefit)...............              0.6               0.0               0.3              (0.1)
                                                      ------            ------            ------

Net income.................................              0.5%              0.6%              0.3%              0.1%
                                                      ======            ======            ======            ======


OTHER DATA (IN MILLIONS):
EBITDA.....................................           $ 14.2            $ 13.7            $ 33.0            $ 31.9
                                                      ======            ======            ======            ======

Net cash provided by operating activities..           $  1.9            $  0.3            $ 10.3            $  6.1
                                                      ======            ======            ======            ======

Net cash used in investing activities......           $ (2.2)           $ (4.4)           $ (8.0)           $ (7.8)
                                                      ======            ======            ======            ======

Net cash provided by (used in)
    financing activities...................           $  1.0            $  4.2            $ (2.5)           $  4.2
                                                      ======            ======            ======            ======


-----------
(1) EBITDA represents earnings before interest expense, depreciation and amortization, including noncash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

RESULTS OF OPERATIONS

16 AND 40-WEEKS ENDED OCTOBER 3, 1998 COMPARED TO 16 AND 40-WEEKS ENDED OCTOBER 4, 1997

 SALES

      For the 16 and 40-week periods ended October 3, 1998, total store sales were $251.0 million and $618.0 million, respectively. Sales for the comparable periods ended October 4, 1997 totaled $234.9 million and $579.1 million, respectively.

      Total and same store sales increased 6.9% and 3.3%, respectively, for the quarter ended October 3, 1998, as compared to the prior year. For the 40-week period ended October 3, 1998 total and same store sales increased 6.7% and 3.1%, respectively, as compared to the same period of the prior year.

      The increase in total store sales was primarily attributable to the opening of the Company's thirty-second store in Mt. Vernon, New York. Additionally, two replacement stores in Montague, NJ, and Hyde Park, NY, added significantly to the total and same store increases.


 GROSS MARGIN

      Gross margin, as a percentage of sales, was 26.3% and 26.2% for the 16 and 40-week periods ended October 3, 1998, respectively. Gross margin for the comparable periods ended October 4, 1997, was 26.6% and 25.8%, respectively.
The decrease in gross margin of .3% for the sixteen week quarter was a result of competitive pricing in certain markets partially offset by improved selling margins in a number of the Company's operating departments and improvements in stock loss.

      The increase in gross margin of .4% for the 40-week comparison was the result of improved selling margins, a shift in share of business toward the higher margin perishable departments and improvements in stock loss. Partially offsetting these items were the competitive impacts discussed above.


 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      For the third quarter of 1998, selling, general and administrative expenses decreased to 20.7% of sales as compared to 20.9% in the third quarter
of 1997.   The improvement was attributable to lower advertising costs partially offset by increases in occupancy, store maintenance and leased store equipment.

      Selling, general and administrative expenses increased to 20.9% of sales for the 40-week period ended October 3, 1998 as compared to 20.4% in the first three quarters of 1997. Store payroll and payroll related expenses, which exceed 57% of selling, general and administrative expenses, remained level as a percentage of sales for both years. The year-to-date increase was attributable to increased occupancy costs, pre-opening expenses related to new, expanded and replacement stores and a reduction in vendor promotional money. The increases were partially offset by reduced advertising expenses and a variety of in-store cost containment efforts.

 EBITDA

      EBITDA increased 3.6% to $14.2 million for the 16-week period ended October 3, 1998, compared to $13.7 million for the comparable prior year period. The quarterly EBITDA increase was attributable to the increase in total sales, however, as a result of the lower gross margin, the EBITDA margin decreased .1% to 5.7%.

     For the 40-week period ended October 3, 1998, EBITDA increased 3.4% to $33.0 million compared to $31.9 million for the comparable prior year period. The year-to-date EBITDA increase was attributable to the aforementioned increase in total sales supplemented by an increased gross margin. Higher selling, general and administrative expenses had the effect of reducing the EBITDA margin by .2% to 5.3%.


 DEPRECIATION AND AMORTIZATION

      Depreciation and amortization, as a percentage of sales, was 1.7% and 1.9% for the 16 and 40-week periods ended October 3, 1998, compared to 1.9% and 2.1% for the comparable prior year periods. The reductions were primarily due to the full amortization of several leasehold assets in late 1997, the termination of a capital lease in 1997, and the loss associated with the disposal of NCR front-end equipment replaced with leased IBM front-end equipment in the latter half of the prior year.


 INTEREST, NET

      Interest, net, decreased $0.6 million, or .5% of sales for the 16-week period ended October 3, 1998, compared to the prior year period. The decrease was due to lower capital lease interest and scheduled principal payments partially offset by increased revolver borrowings. For the 40-week period ended October 3, 1998 interest, net, decreased $1.5 million or .5% of sales.


 NET INCOME

      Net income was $1.4 million for the 16-week periods ended October 3, 1998 and October 4, 1997. Consistency in net income for the current quarter compared to the prior year was attributable to increased income from operations offset by higher income tax expense. A higher federal income tax rate results from no longer having loss carryforwards available to offset permanent differences generated by goodwill amortization. Net income for the 40-week period ended October 3, 1998 was $1.6 million compared to $0.4 million for the same period of the prior year.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term debt (including current maturities and capital leases) at October 3, 1998 was $198.1 million. All mandatory principal payments required by the various debt agreements were satisfied during the 16 and 40-week periods ended October 3, 1998.

      The Company had a working capital ratio of .8:1 at October 3, 1998 and December 27, 1997. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due.

The Company's primary source of liquidity during the 16-weeks ended October 3, 1998 was cash flows generated through operations supplemented by increased revolver borrowings.

      Net cash provided by operating activities was $10.3 million and $6.1 million for the 40-week periods ended October 3, 1998 and October 4, 1997, respectively. The increase in net cash provided by operating activities during the current period was primarily due to a $1.2 million increase in net income supplemented by increased non-cash items.

      Net cash used in investing activities was $8.0 million and $7.8 million for the 40-week periods ended October 3, 1998 and October 4, 1997, respectively. The increase over the prior year was the result of capital expenditures for store equipment, leasehold improvements, and various information technology upgrades.

      Net cash used in financing activities was $2.5 million for the 40-week period ended October 3, 1998 compared to net cash provided of $4.3 million for
the comparable prior year period.   The decrease in net cash provided by
financing activities during the current 40-week period compared to the prior year was due to increased principal payments offset by fewer proceeds from long-term financing.

      During the 40-weeks ended October 3, 1998, the aggregate effect of net cash provided by operating activities of $10.3 million, net cash used in investing activities of $8.0 million and net cash used in financing activities of $2.5 million resulted in a net decrease in cash of $0.1 million at October 3, 1998, as compared to December 27, 1997.

      For the 52 weeks ending December 26, 1998, the Company projects its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.8 million; (ii) capital expenditures of $9.0 million; and (iii) scheduled debt and capital lease payments of $12.7 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New York).
Management believes operating cash flow, together with borrowings under the bank revolving credit facility and equipment financing, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The Bank Credit Agreement provides for a $26.0 million revolving credit facility, under which there was $10.0 million outstanding as of October 3, 1998. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The Bank Credit Agreement requires the Company to maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement). The Company was in full compliance with all of its financial covenants, as amended, as of October 3, 1998.

     An Eighth Amendment dated October 21, 1998 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., the financial institutions party to the Bank Credit Agreement and Bankers Trust Company (agent) amended the due date of an October 31, 1998, $6.7 million principal payment to January 31, 1999. The amendment also extended the Revolving Loan Maturity date to January 31, 1999 from its original October 31, 1998 expiration date. Additionally, the capital expenditure limit for the Company's 1998 fiscal year was set at an amount not to exceed $9.0 million.

     The Company is nearing the completion of negotiations to refinance its existing Bank Term loans and its existing Revolving loans. Although the Company is confident such negotiations will be completed prior to January 31, 1999, there can be no assurances that the refinancing will occur or that the terms associated with any new agreement will be more favorable to the Company. Should the refinancing fail to be consummated prior to January 31, 1999, the following table represents principal payments due during the Company's next fiscal year.

     Date of Payment            Amount Due      Description
     ---------------            ----------      -----------
     January 31, 1999           $6.7 million    Term Note A
     January 31, 1999    up to $26.0 million    Revolving Credit Facility
     April 30, 1999              8.0 million    Term Note B
     Various                     3.4 million    Various equipment and Wakefern stock subscription notes payable

     Not determined              2.5 million    Secured Nonrecourse Note/1/

    /1/ Payable solely from the proceeds (as defined) of the sale of the land and buildings comprising the Baldwin Place Shopping Center in Somers, NY.


YEAR 2000 ISSUES

   Most of the Company's key business processes (such as product procurement, product delivery, inventory identification, retail sales and financial-information reporting) depend on computer based systems. For this reason and the information technology (IT) inter-relationships between the Big V Supermarkets, Inc. and Wakefern Food Corporation (Wakefern), the Company is participating with Wakefern in a comprehensive assessment of its business exposure relative to the Year 2000 issue (Y2K). The assessment covers both IT and other environment (Non-
IT) systems to identify the potential areas affected by Y2K.

   The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT systems that are considered critical to its business operations. At present, the Company has implemented Wakefern's cash and sales applications and will implement all remaining financial applications by the second quarter of 1999. Some in-store IT systems are currently Y2K compliant. Others, including receiving and labor management are at various stages of remediation or testing. The Company anticipates that all critical IT systems will be Y2K compliant before the end of 1999.

   The Company has substantially completed an inventory of its Non-IT systems, which includes those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. Ongoing remediation required for the Non-IT Systems will be performed throughout 1999.

      The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse affect on income from continuing operations.

      To date, the Company has not established a contingency plan for possible Y2K interruptions. Management will establish contingency plans based upon the continuous assessment of probable risks. The Company anticipates that it will have a fully developed contingency plan by the second quarter of 1999 and such plan will be continuously reviewed and updated throughout the remainder of 1999. Although the full consequences are currently unknown, the failure of either the Company's critical systems (primarily Wakefern) or those of its material third parties (primarily banking), to be Y2K compliant could result in the interruption of its business, which could have a materially adverse affect on the results of operations and/or the financial position of the Company.


FORWARD-LOOKING STATEMENTS

      Other than statements of historical fact, all statements included in this Form 10-Q, including the statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Year 2000 issue, the Company's bank refinancing, projected cash outlays for interest, principal payments, and capital expenditures. The Company cautions the reader that there is no assurance actual results or business conditions will not differ materially from those forward-looking statements whether expressed, suggested or implied as a result of various factors. Such factors include, but are not limited to, increased competitive pressures from existing competitors and new entrants, general or regional economic conditions, the interest rate environment and its affect on the Company's cost of capital, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of all applicable credit agreements), and the success of operating initiatives including the ability to control various expense categories.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              4.31 Seventh Amendment dated as of October 2, 1998 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

              4.32 Eighth Amendment dated as of October 21, 1998 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

             10.39 Secured Promissory Note between Big V Holding Corp. and James A. Toopes, Jr., dated August 7, 1998

             10.40 Addendum to Stock Pledge Agreement dated December 14, 1996 between Big V Holding Corp. and James A. Toopes, Jr., dated August 7, 1998

             27     Financial Data Schedule

         (b) Reports on Form 8-K

             There were no reports filed on Form 8-K during the third quarter.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIG V SUPERMARKETS, INC.


Date:  November 17, 1998                /s/  James A. Toopes, Jr.
                                        -------------------------
                                        James A. Toopes, Jr.,
                                        Vice Chairman and
                                        Executive Vice President-Finance,
                                        Administration and Corporate
                                        Development


Date:  November 17, 1998                /s/  John Onufer, Jr.
                                        -------------------------
                                        John Onufer, Jr.,
                                        Vice President-Controller