Form 10-K405
period 1998-12-26
BIG V SUPERMARKETS INC
filed 1999-03-26
CIK 12105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                    FORM 10-K
                                   __________

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
               (Fee Required) for the fiscal year ended December 26, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
               (No Fee Required) for the transition period from _____ to _____

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

                    Yes X                         No ___
                       ---

             Aggregate market value of voting stock held by non-affiliates as of March 26, 1999: $0
             Common stock outstanding as of March 26, 1999: 1,000 shares

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

                             ____________________

                           BIG V SUPERMARKETS, INC.
                FORM 10-K FOR THE YEAR ENDED DECEMBER 26, 1998


                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I
ITEM 1.       Business                                                                                  3
ITEM 2.       Properties                                                                               12
ITEM 3.       Legal Proceedings                                                                        12
ITEM 4.       Submission of Matters to a Vote of Security Holders                                      12

PART II
ITEM 5.       Market for the Registrant's Common Equity and Related
                    Stockholder Matters                                                                13
ITEM 6.       Selected Consolidated Financial Information                                              13
ITEM 7.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                          14
ITEM 8.       Financial Statements and Supplementary Data                                              22
ITEM 9.       Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                           22

PART III
ITEM 10.      Directors and Executive Officers of the Registrant                                       23
ITEM 11.      Executive Compensation                                                                   26
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                           31
ITEM 13.      Certain Relationships and Related Transactions                                           33

PART IV
ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.                                                                                36

ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS

         Other than statements of historical fact, all statements included in this Form 10-K, including the statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the Year 2000 issue, projected cash outlays for interest, principal payments, and capital expenditures. The Company cautions the reader there is no assurance actual results or business conditions will not differ materially from those forward-looking statements whether expressed, suggested or implied as a result of various factors. Such factors include, but are not limited to, increased competitive pressures from existing competitors and new entrants, general or regional economic conditions, interest rate environment and its affect on the Company's cost of capital, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of all applicable credit agreements), the success of operating initiatives including the ability to control various expense categories, and other risk factors detailed herein and in other filings of the Company.

General

         Big V Supermarkets, Inc. ("Big V" or the "Company") is a leading regional supermarket company which operates 32 supermarkets, principally under the ShopRite(R) name, in the Hudson River Valley region and Westchester County, New York, northeastern Pennsylvania and northwestern New Jersey. Big V's 30 New York supermarkets are located in the eight counties of Westchester, Orange, Dutchess, Ulster, Columbia, Sullivan, Putnam and Greene. The Company's primary market consists of the seven counties north of Westchester County, where 23 of its 30 New York stores are located. Big V has the leading market share in its primary market, with an estimated market share of 32%, which is approximately double that of its next largest competitor. The Company's market share in Westchester County approximates 11%, or ranks second in this market.

         As the largest member of the Wakefern Food Corp., ("Wakefern") the largest cooperative food wholesaler in the United States, the Company benefits from over $5.1 billion in purchasing power, an industry leading private label program, extensive advertising and promotion connected with the ShopRite(R) trademark and one of the most popular and recognized supermarket names in the region. Big V began operations in 1942 and had its stock listed on the American Stock Exchange in 1971. The Company was taken private in a management-led buyout sponsored by CS First Boston in 1987 and was acquired in December 1990 in a management-led buyout sponsored by Thomas H. Lee Company ("THL").

Store Summary

           Selected statistics on Big V's stores are presented below:

                                                                     Fiscal Year Ended
                                        ----------------------------------------------------------------------------
                                         December 26,   December 27,   December 28,    December 30,   December 31,
                                             1998           1997           1996            1995           1994
--------------------------------------------------------------------------------------------------------------------
Average annual sales per store (in
millions)                                    $25.5           $24.6          $23.7          $24.0          $25.0*
Same store sales increase
(decrease) from prior year                    3.1%            2.9%          0.11%         (0.8)%          (0.1)%
Total store area in square feet (in
thousands)                                   1,497           1,429          1,358          1,439           1,436
Total store selling area in square feet
(in thousands)                               1,097           1,054            999          1,054           1,052
Average total square feet per store
(in thousands)                                46.8            46.1           43.8           45.0            44.9
Average square feet of selling area per
store (in thousands)                          34.3            34.0           32.2           33.0            32.9
Annual sales per square foot of selling
area                                          $743            $724           $737           $729           $760*
Number of stores:
     Stores remodeled (over $500,000)            1              --              4              5              --
     New stores opened                           1              --              1             --               4
     Stores replaced/expanded                   --               3             --             --               2
     Stores closed/divested                     --               2              2             --               1
Number of stores by size
(total store area):
     30,000 to 39,999 sq. ft.                   10              10             13             12              12
     40,000 to 49,999 sq. ft.                   10              10             10             10              10
     Greater than 50,000 sq. ft.                12              11              8             10              10
Total stores open at period end                 32              31             31             32              32

---------------
*Calculated on a 53 week basis. A like 52 week comparison would be $24.5 million in average sales per store and $746 in annual sales per square foot of selling area.

         By industry standards, Big V stores are large and productive, averaging 46,800 square feet in size and generating high average sales volume of $25.5 million per store ($743 per selling square foot) for the fifty-two weeks ended December 26, 1998. Big V's average store square footage approximates the industry average for super stores and its sales volume per store and per selling square foot is larger than industry averages by 7% and 75%, respectively. Big V's 32 operating stores at December 26, 1998 ranged from 30,000 to 68,000 total square feet in size and included 22 supermarkets in excess of 40,000 total square feet.

         Big V's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh fruits, vegetables and frozen food products, including an extensive variety of ShopRite(R) private label products. The stores also offer an extended line of non-food products, health and beauty care products, housewares, general merchandise and eight in-store pharmacies. All Big V stores offer service delicatessen departments and most stores offer floral, bakery, prepared foods/meal solutions, and service fish departments.

Wakefern Food Corp.

         The Company is the largest member of Wakefern, owning approximately 19% of Wakefern's outstanding stock. Wakefern is the nation's largest cooperative food wholesaler. There are presently 44 individual member companies and 196 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite(R) name and trademark. Member companies can purchase their product requirements from Wakefern and participate in ShopRite(R) advertising and promotional programs and its computerized purchasing, warehousing and distribution services. The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite(R) name and trademark, volume purchasing, ShopRite(R) private label products, distribution and warehousing on a cooperative basis, ShopRite(R) advertising and promotional programs and state of the art systems and technology. The ShopRite(R) name is widely recognized by its customers and favorably influences the customers' decision to shop in its stores. These benefits are important to the Company's success.

         Wakefern distributes as a patronage dividend to each of its stockholder members a share of the earnings of each product department of Wakefern in proportion to the dollar volume of business done by the stockholder with that product department during each fiscal year. Big V's aggregate patronage dividend was $9.3 million in fiscal 1998, $8.8 million in fiscal 1997 and $7.9 million in fiscal 1996.

         Wakefern operates principally as a member cooperative. Senior executives of the Company spend significant time working on various Wakefern committees which oversee and direct Wakefern purchasing and other programs. Each member's Wakefern stock (including the Company's) is pledged to Wakefern to secure all the member's obligations to Wakefern. Wakefern does not own any securities of the Company or its subsidiaries. Each Wakefern member is required to make capital contributions to Wakefern based on the number of stores operated by that member and sales volume generated by those stores. As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed to Wakefern. On occasion, Wakefern has increased the per-store capital contributions. Wakefern permits the increased capital to be paid in installments. At present, the maximum capital contribution per store is $500,000, payable over seven years.

Purchasing and Distribution

         As a Wakefern member, Big V benefits from economies of scale in purchasing and distribution associated with chains of greater size and geographic reach. The Company believes the regional nature of its business has permitted Big V to operate with greater flexibility and increased responsiveness to the demographic characteristics of the communities served by its stores than those of larger chains. Under an agreement among Wakefern and all of its members, each member is obligated to purchase from Wakefern a minimum of 85% of the products offered by Wakefern. While fulfilling this minimum purchase requirement, Big V purchased approximately 80% of its total purchases during fiscal 1998 from Wakefern. The remaining 20% of Big V's purchases were delivered directly by vendors to Big V's stores. Wakefern operates five warehouse and distribution facilities in Elizabeth, Dayton, Secaucus and South Brunswick, New Jersey and Wallkill, New York. The proximity of these facilities to Big V's stores, combined with Big V's efficient product acquisition system, shortens the lead time between the placement of a merchandise order and receipt.

Business Strategy

         Big V's strategy is designed to maximize operating profitability, increase market share, improve customer service and satisfaction and pursue new store opportunities in existing trade areas and in contiguous new markets. Three principal components of this strategy are price and value leadership, "one-stop shopping" convenience and its capital investment program, which includes the conversion of most of the existing stores to the highly successful "Fresh Market" format.

Price and Value Leadership

         High Value Image: Big V consistently ranks as number one in value among its competitors in independent consumer surveys. Management believes this high value image results from Big V's low price reputation, the ShopRite(R) private label program, superior service departments, quality perishables, courteous and efficient customer service, wide product assortment and extensive advertising and promotional campaigns. Each week the Company offers in excess of 2,000 sale items, many of which are staple items frequently purchased by consumers. The sustained and consistent nature of the Company's promotions allows customers to find many of their preferred brands on sale week to week, which develops greater customer loyalty. In addition, the Company's reputation for value enables it to increase market share and respond aggressively to competitor expansion.

"One-Stop Shopping" Convenience

         Variety and Services: Big V's extensive selection of food products, seasonal and basic categories of general merchandise, health and beauty care products, and high quality service departments such as full service delicatessens, custom butchers, in-store bakeries, international buffets and prepared foods offer customers convenience and choice. A typical Big V store offers 35,000 stockkeeping units which is approximately 17% above the industry average. Big V's variety of food products includes a wide variety of staples in addition to prepared foods and perishables, and is further enhanced by the "Produce 2000" produce market concept. This concept, which is part of the overall "Fresh Market" concept, has significantly increased the selection of high quality produce offered by the Company's stores. Other convenience offerings include in-store full service banks and in-store pharmacies. These departments increase customer traffic and further enhance the Company's reputation for convenience.

         The "Fresh Market" Store Concept: The "Fresh Market" store concept, begun in 1997, builds on the strong value image of the traditional ShopRite(R) supermarket. The concept emphasizes the store's commitment to freshness and encompasses greater variety in all perishables departments including produce, prepared foods, meat, seafood, deli, bakery and better displays, tables and lighting. The Company believes the concept strengthens the overall ShopRite(R) shopping experience by providing higher quality and variety, resulting in an improved one-stop shopping experience. As of December 26, 1998, Big V has implemented the prototype format in five of its stores and intends to update most of its remaining stores over the next four years as the concept has already proven to be highly successful.

Capital Investment and Expansion Program

         Investment in Existing Stores: The Company believes a high level of capital investment is a critical component of its operating strategy. The Company has increased its total retail space approximately 36% from 1.1 million square feet to over 1.5 million square feet during the last six years. Big V expanded or remodeled nearly all of its existing store base, replaced five stores with new facilities, and opened seven new stores (offset by the sale of two Connecticut stores) during this period. Although Big V typically remodels its stores every 7 to 10 years and replaces them every 15 to 20 years, the Company continually renovates stores and equipment to maintain modern state-of-the-art facilities. Management believes the Company's preemptive capital investment in its existing store base will preserve the competitive advantage provided by Big V's prime retail locations and continue to expand the Company's market share. Although Wakefern does not prescribe geographical franchise areas to its members, the specific locations at which the Company, other members of Wakefern or Wakefern itself may open new stores under the ShopRite(R) name are subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not current or past employees or members of Wakefern and whose decision to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate site analysis, demographic data, volume projections and projections of the developmental impact on existing member supermarkets in the area.

         New Store Openings: The Company anticipates opening seven new supermarkets over the next four years ranging in size from 50,000 to 70,000 square feet and including the prototypical "Fresh Market" store design. Management believes this expansion will generate incremental store contribution within its existing overhead and distribution cost structure, increase market share in its existing trade area and exploit "under-stored" contiguous new markets. Management estimates the total cost of equipment, fixtures and leasehold improvements associated with opening the planned seven supermarkets will approximate $3 million per store. For a new store, the Company typically purchases approximately $1.2 million of start-up inventory. The Company generally finances its initial inventory requirements through accounts payable with terms which are often longer than the Company's inventory turnover. The locations at which the Company may open new supermarkets under the name ShopRite(R) are subject to the approval of Wakefern's Site Development Committee, which could impact the Company's expansion strategy.

Advertising and Promotion

         High Profile ShopRite(R) Name: The Company participates in Wakefern's advertising programs which emphasize the well recognized ShopRite(R) name. The Company benefits from the wide presence across all media that Wakefern provides, particularly New York Metropolitan region television and radio. The Company also produces weekly circulars which are distributed efficiently and economically due to its high market concentration. Advertising expense, as a percent of sales, has approximated 1.5% for each of the past three fiscal years.

         Big V's advertising strategy emphasizes price, variety, high quality perishables, broad selection of nationally advertised brand name products and an extensive selection of ShopRite(R) private label merchandise. Most of the Company's advertising is developed and placed by Wakefern and tailored to the Company's specific needs. Big V has several programs designed to inspire customer loyalty including the "Can-Can" and "Half-Price" promotions which instill in customers' minds the Company's price and value leadership. "Can-Can" is a three-week promotion which has occurred every January for the last 26 years, offering customers the opportunity to buy a wide variety of deeply discounted cases of canned goods. The "Half-Price" promotion is held periodically throughout the year and covers a wide range of categories and items.

         Targeted Marketing Programs: The Company has effectively used targeted marketing programs based on the Wakefern supported "Price Plus" frequent shopper card. This three-in-one card has the option to be a co-branded MasterCard(TM) which offers check cashing capabilities, a rebate equal to 1.0% of all ShopRite(R) purchases and a 0.5% rebate on all other purchases. The benefits offered by the "Price Plus" card inspire customer loyalty that Management believes is a significant component of the Company's success. Approximately 85% of total transactions at the Company's stores are made with the "Price Plus" card.

Technology

         The Company considers automation and computerization highly important to its operations and competitive position. The Company uses in-store minicomputers linked to Wakefern's warehouse and distribution computer system. All of the Company's stores have recently upgraded scanning checkout systems that improve pricing accuracy, enhance productivity and reduce checkout time for customers. In addition, all stores utilize computer generated ordering systems and on-line payment systems located in every register lane. During 1998, Big V invested approximately $4 million to upgrade all of its supermarkets to state-of-the-art IBM 4690 point of sale systems. All Company stores use computerized time and attendance and labor scheduling systems and most have computerized energy management systems. Furthermore, all Company stores use satellite communications and electronic marketing.


Year 2000 Issues

         Most of the Company's key business processes (such as product procurement, product delivery, inventory identification, retail sales and financial-information reporting) depend on computer based systems. For this reason and the information technology (IT) interrelationships between the Big V Supermarkets, Inc. and Wakefern Food Corporation ("Wakefern"), the Company is participating with Wakefern in a comprehensive assessment of its business exposure relative to the Year 2000 issue (Y2K). The assessment covers both IT and other environment (Non-IT) systems to identify the potential areas affected by Y2K.

         The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT systems that are considered critical to its business operations. Wakefern provides all of the Company's financial, general ledger and payroll applications and a majority of the Company's processing services. Some in-store IT systems are currently Y2K compliant. Others, including receiving and labor management are at various stages of remediation or testing. The Company anticipates that all critical IT systems will be Y2K compliant before the end of 1999.

         The Company has substantially completed an inventory of its Non-IT systems, which includes those systems containing embedded chip technology commonly found in buildings and equipment connected with a buildings infrastructure. Ongoing remediation required for the Non-IT systems will be performed throughout 1999.

         The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse affect on income from operations.

         The Company has established a Contingency Planning Committee. To date, high level contingency plans have been developed for all mission critical business processes. The Company anticipates it will have a fully developed contingency plan by the second quarter of 1999 and such plan will be continuously reviewed and updated throughout the remainder of 1999.

         Although the Company does not expect Y2K issues to have a material adverse impact on the Company's business as a result of the aforementioned comments, it is incumbent upon the reader to understand that the Company's Y2K compliance is dependent upon key business partners (primarily Wakefern) also being Y2K compliant on a timely basis. Accordingly, there can be no guarantee that the Company's overall efforts will prevent a material adverse impact on the Company's future results of operations, financial condition and cash flows. The possible consequences to the Company of not being fully Y2K compliant include temporary supermarket closings, delays in the receipt of merchandise, errors in product ordering or acquisition and other financial transactions and the inability to efficiently process customer purchases. In addition, business disruptions could result from the loss of power or the loss of communication (satellite, phone, or other) between supermarkets, Wakefern and the Company's corporate offices. However, the Company believes established contingency plans supplemented by Wakefern's available resources will help to minimize the impact of any isolated disruptions.

Competition

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

         Big V's stores are differentiated in part from competitors' stores by the wide variety of prepared foods they carry. The Company's line of prepared food takes advantage of market research which suggests that 40% of meals are consumed or prepared outside of the home. Big V stores offer broad appeal hot and cold, freshly prepared restaurant quality food at a cost per serving less than family and take-out restaurants. Big V's regional focus allows it to tailor prepared food offerings by store size and demographic characteristics. The offerings include the "Market Fresh Cafe" and the Custom Made Sub Shop. The "Market Fresh Cafe" features pizza made from scratch and an assortment of freshly prepared Italian, Asian and American fare all available at an economical price per pound. Stores also offer barbecued, fried and rotisserie high quality Perdue chickens. The Custom Made Sub Shop offers high quality, economically priced sandwiches made with freshly baked rolls and breads and Big V's premium private label Black Bear cold cuts. The Company's product offerings are further enhanced by a wide variety of ready-to-cook entrees available in the fresh meat and seafood departments of all stores.

Employees and Labor Relations

         As of December 26, 1998, approximately 93% of Big V's 5,200 employees were covered by collective bargaining agreements negotiated with five unions. Three represent 3,898 retail clerks (Local 1262 - 1,999 employees; Local 1500 - 1,726 employees; and Local 1776 - 173 employees). Two represent approximately 885 meat, seafood and service deli department employees (Local 464 - 835 employees; and Local 1 - 50 employees). The Local 1262 contract expires in April 2001; the Local 1500 contract expires in September 2002; the Local 464 contract expires in April 2003; the Local 1776 contract expires March 2003; and the contract for the store in Pennsylvania expires on April 9, 2000. The Local 1 contract is effective through May 2002. The Company believes labor relations are good and does not anticipate any work stoppages related to upcoming contract negotiations.

Regulatory and Environmental Matters

         The Company must secure a variety of local, state and federal health and food distribution permits for the conduct of its business. Such regulation does not have a material impact on its operations. The Company's eight pharmacy departments are subject to state and federal regulation, including licensed pharmacists on duty at all times.

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

         In addition to the contamination described above, petroleum product contamination of the groundwater in excess of drinking water standards was discovered at the Baldwin Place Shopping Center site and in a number of private residential wells. Four service stations, one of which is within the Baldwin Place Shopping Center, have performed subsurface investigations under the direction of DEC. The results indicated the groundwater was contaminated beneath 3 of the 4 stations. DEC directed these stations to install ground water remediation systems. The service station within the shopping center has had a groundwater remediation system in operation for several years.

         Although the Baldwin Place Shopping Center is not on any United States Environmental Protection Agency list of sites requiring investigation or remediation, there could be no assurance that it would not be so listed in the future. Big V also impleaded the prior owners of the Baldwin Place Shopping Center as third party defendants since the Company believed that potential responsibility arose from the actions of a former tenant in the shopping center. In January 1994, the Company commenced an action against the prior owners of the Baldwin Place Shopping Center seeking reimbursement under CERCLA for costs and expenses incurred by the Company in connection with the environmental remediation and testing of the Baldwin Place Shopping Center. The Company entered into a settlement agreement with the prior owners pursuant to which the prior owners have reimbursed the Company for approximately $1.2 million of the costs and expenses incurred by the Company in connection with the environmental remediation and testing. Further, Somers Development Corporation and Big V were named as parties in lawsuits by area residents. During 1997 the Company settled the lawsuits brought by area residents. The Company's share of the settlement approximated $175,000 and was capitalized along with the other costs of remediation.

         The Company received a Record of Decision (ROD) from the New York State Department of Environmental Conservation in December 1995 with respect to the environmental status of the Baldwin Place Shopping Center located in Somers, New York, which is owned by a wholly owned subsidiary of the Company. The ROD defined the environmental status of the site and outlined the remedial actions to be performed. The Company has capitalized approximately $2.1 million of total costs related to this remediation and the resulting resident lawsuits. The Company is in compliance with the ROD and required remedial actions are virtually complete. During 1999 the Company plans to obtain site plan approval, sell the property to recover its costs and begin store development.

Trade Names, Service Marks and Trademarks

         Big V uses a variety of trade names, service marks and trademarks. Except for ShopRite(R), which is owned by Wakefern and licensed to Big V and the other Wakefern members, Big V does not believe any such trade names, service marks or trademarks are material to its business.


ITEM 2:    PROPERTIES

         The Company leases all of its supermarkets (containing approximately
1.5 million square feet of total space), with initial terms generally ranging from 10 to 25 years, with renewal options. Twenty-six of these leased stores are located in strip shopping centers and six are free-standing stores. The total annual rent paid for all of the Company's leased facilities for fiscal 1998 was $15.8 million, including payments under capitalized leases. Lease payments per square foot during fiscal 1998 ranged from $2 to $19, averaging $10, significantly lower than current rates in the Company's markets. The Company is obligated to pay for utilities and liability insurance on all properties and real estate, maintenance and insurance on certain properties.

         A wholly-owned subsidiary of the Company owns the Baldwin Place Shopping Center located in Somers, New York.. This property currently is being held for sale. See Item 1--"Regulatory and Environmental Matters."

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

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The selected consolidated financial information of the Company for the 53 weeks ended December 31, 1994 and for the 52 weeks ended December 30, 1995, December 28, 1996, December 27, 1997 and December 26, 1998, presented below should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.

                                                                          52                                 53
                                                                         Weeks                              Weeks
                                                                         Ended                              Ended
                                                                         -----                              -----
                                                  Dec. 26,      Dec. 27,      Dec. 28,       Dec. 30,      Dec. 31,
                                                    1998          1997          1996           1995          1994
                                                    ----          ----          ----           ----          ----
Income Statement Data:
  Sales                                           $814,404      $762,880      $735,976       $768,682      $754,401
  Gross Profit                                     214,029       198,984       190,125        200,383       193,536
  Selling, general and administrative              172,952       161,786       151,825        161,746       160,068
  Special charges (1)                                   --            --         3,004            --            --
  Depreciation and amortization                     15,454        16,979        17,381         18,548        17,778
  Operating income                                  25,623        20,219        17,915         20,089        15,690
  Interest expense, net                             23,651        24,586        24,382         27,277        24,621
  Income/(Loss) before income taxes                  1,972        (4,367)       (6,467)        (7,188)       (8,931)
  Net Income/(Loss)                                    112        (2,742)       (3,958)        (5,078)       (6,160)

                                                  Dec. 26,      Dec. 27,      Dec. 28,       Dec. 30,      Dec. 31,
                                                    1998          1997          1996           1995          1994
                                                    ----          ----          ----           ----          ----
Balance Sheet Data (at end of period):
  Working (deficiency) capital                    $ (9,665)    $ (17,609)    $ (10,683)    $  (11,196)     $ (6,639)
  Total assets                                     247,664       255,145       264,617        284,956       293,695
  Total debt                                       191,877       200,153       213,610        226,952       231,166
  Stockholder's deficit                            (27,199)      (27,186)      (24,310)       (20,213)      (14,943)

                                                              ----------

(1) See discussion of special charges contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion of the Company's consolidated results of operations and financial position should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K. References in the following discussion are to the fiscal years ended December 26, 1998 ("fiscal 1998"), December 27, 1997 ("fiscal 1997") and December 28,
1996 ("fiscal 1996").

         The Company is the largest supermarket chain in its primary trading area of the Hudson River Valley region of New York. A combination of price and value leadership, one-stop shopping convenience, and a focused capital investment program has enabled the Company to sustain its leading market share. Earnings Before Interest Expense, Depreciation and Amortization, Income taxes and LIFO provision (EBITDA) was $36.4 million in 1996, $37.6 million in 1997 and $42.0 million in 1998.

         The Company operates 23 of its 32 stores in the Hudson River Valley of New York and 7 stores in Westchester County, New York. The Hudson River Valley's population grew 3.1% for the period 1990 through 1998 and compares very favorably to New York State's 1.0% growth rate for the same period. This market area has rebounded from the early 1990's IBM downsizing and there continues to be a growing migration of families from New York City. Westchester County's 2.6% growth rate between 1990 and 1998, also significantly exceeds the statewide growth rate.

         The Company opened two stores, replaced/expanded three stores, completed five extensive remodels and closed four stores (two stores closed were replaced) during the three years ended December 26, 1998. Management believes this capital investment lessened the impact of competitive openings and contributed to the same store sales growth of 3.1% in 1998.

Basis of Presentation

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.

Fiscal Year Ended

                                                 ------------------------------------------------------
                                                 December 26,         December 27,          December 28,
                                                     1998                1997                  1996
                                                     ----                ----                  ----
Income Statement Data                                             (percentage of sales)
Sales                                               100.0%               100.0%                100.0%
Gross margin                                         26.3                 26.1                  25.8
Selling, general and administrative                  21.2                 21.2                  20.6
Special charges                                      --                   --                     0.4
EBITDA (1)                                            5.2                  4.9                   4.9
Depreciation and amortization                         1.9                  2.2                   2.4
Interest, net                                         2.9                  3.2                   3.3
Income/(Loss) before income taxes                     0.2                 (0.6)                 (0.9)
Income tax (benefit)                                  0.2                 (0.2)                 (0.3)
                                                  -------               --------              ------

Net Income/(Loss)                                     0.0%                (0.4)%                (0.5)%
                                                  =======               ========              =======

Other Data (in millions):
EBITDA                                              $42.0               $ 37.6                $ 36.4
                                                  =======               =======               =======

Net cash provided by operating activities           $21.5               $ 16.9                $  5.9
                                                  =======               =======               =======

Net cash used in investing activities               $(8.9)              $(10.2)               $ (1.6)
                                                  =======               =======               =======

Net cash used in financing activities             $ (10.4)               $(3.8)               $ (5.4)
                                                  =======               =======               =======

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

         Additional information regarding the Company's long term debt and covenant compliance is contained in the Liquidity and Capital Resources heading of this section.

Results of Operations

Fiscal Year Ended December 26, 1998 Compared to Fiscal Year Ended December 27, 1997

         Sales

         Sales for 1998 were $814.4 million compared to $762.9 million in 1997 representing a 6.8% increase (3.1% for same store sales). The increase in total sales was attributable to the opening of one new store and growth in existing stores supplemented by the incremental impact of replacement/expanded stores in late 1997. Management estimates that inflation was generally flat for the year. Total square footage grew to 1.5 million with the addition of one new store.

         Gross Margin

         Gross Margin was 26.3% in 1998 compared to 26.1% in 1997. The .2% increase was primarily due to improved selling margins in many of the Company's operating departments supplemented by a shift in share of business toward the higher margin perishable departments. The margin improvements were partially offset by increased LIFO expense.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses remained level at 21.2% of sales in fiscal 1998 compared to the prior year. Increased occupancy and store payroll costs were offset by savings in advertising and the absence of any retrospective general liability premium calls in 1998.

         EBITDA

         Fiscal 1998 EBITDA was $42.0 million, an increase of $4.4 million or 11.7% compared to the prior year. The increase was due to higher sales and gross margin levels compared to 1997. EBITDA margin increased to 5.2% from 4.9% in 1997 primarily as a result of the improvements in selling margins.

         Depreciation and Amortization

         Depreciation and amortization was 1.9% of sales in 1998 compared to 2.2% in 1997. The reduction was primarily due to the full amortization of several leasehold assets in late 1997, the termination of a capital lease in 1997, and the loss associated with the disposal of NCR front-end equipment replaced with leased IBM front-end equipment in the latter half of the prior year.

         Interest, net

         Interest, net decreased to $23.7 million in 1998 from $24.6 million in 1997. The decrease was primarily due to lower capital lease interest, scheduled principal payments on equipment and senior bank term loans. Partially offsetting the decrease were interest on increased revolver borrowings and negotiated fee and interest rate increases to the A Term Loans and Revolving Credit Facility related to extending the loans' maturity dates.

         Net Income

         Net income was $0.1 million in 1998 compared to a net loss of $2.7 million in 1997. In absolute terms, the improvement was $2.8 million compared to 1997. The improvement was due to improved gross margin, decreased depreciation and amortization, and decreased interest expenses partially offset by increased income tax expense related to non-deductible goodwill amortization.


Results of Operations

Fiscal Year Ended December 27, 1997 Compared to Fiscal Year Ended December 28, 1996

         Sales

         Sales for 1997 were $762.9 million compared to $736.0 million in 1996 representing a 3.7% increase (2.9% for same store sales). These increases in total and same store sales are attributable to growth in existing stores supplemented by the incremental impact of replacement/expanded stores. Management estimates that inflation was generally flat for the year. Total square footage grew marginally above 1.4 million.

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

         Net Loss

         Net loss was .4% of sales in 1997 compared to .5% of sales in 1996. In absolute terms, the net loss decreased $1.2 million compared to 1996. The reduction in the loss was primarily due to the elimination of the special charges incurred in 1996, improved gross margin, partially offset by increased selling, general and administrative and a reduced income tax benefit.

         Liquidity and Capital Resources

         The Company's long-term debt (including current maturities and capital lease obligations) as of December 26, 1998 was $191.9 million. All principal payments required by the debt agreements were made during the year ended December 26, 1998.

         The Company had a working capital ratio of approximately .88:1 at December 26, 1998 and .80:1 at December 27, 1997. The Company typically requires small amounts of working capital since inventory is generally sold before payment is made to Wakefern and other suppliers.

         Net cash provided by operating activities was $21.5 million in fiscal 1998 and $16.9 million in fiscal 1997. The increase in net cash provided by operating activities during fiscal 1998 was due principally to increased net income and non-cash expenses related to deferred income taxes.

         Net cash used in investing activities was $8.9 million for fiscal 1998 compared to $10.2 million for fiscal 1997. The decrease in net cash used in investing activities in 1998 was due to lower capital expenditure spending.

         Net cash used in financing activities was $10.4 million in 1998 compared to $3.8 million in 1997. The increase in net cash used in financing activities was a result of lower borrowings and higher debt payments in 1998 compared to 1997.

         The Company's major uses of cash for the year ended December 26, 1998 were as follows: (i) cash interest payments (including capitalized leases) of $21.9 million; (ii) capital expenditures of $8.9 million; and scheduled debt payments of $10.9 million.

         The Bank Credit Agreement provides for a $26.0 million revolving credit facility. There was $9.4 million outstanding under the revolving credit facility as of December 26, 1998, of which $6.4 million was used for letters of credit and bonding purposes. The Bank Credit Agreement requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Bank Credit Agreement).

         On January 14, 1999 the Company refinanced the Agreement by entering into a new Credit Agreement ("New Agreement") with DLJ Capital Funding, Inc., as syndication agent, Fleet National Bank, as administrative agent, and Summit Bank, as documentation agent.

         The New Agreement includes $10.0 million in aggregate principal amount of Tranche A Term Loans, $50.0 million in aggregate principal amount of Tranche B Term Loans (the "Tranche A Term Loans" and "Tranche B Term Loans," hereinafter referred to collectively as the "New Term Loans") and the Revolving Credit Facility, which permits the Company to borrow up to $25.0 million to finance working capital and letter of credit needs.

         The Tranche A Term Loans also include a $10.0 million commitment to be used toward the repayment of the Company's Subordinated note due in installments beginning in June of 2000 (Note 6(C)). The Revolving Credit Facility can be increased in increments of $1.0 million up to a maximum Revolving Credit Facility of $30.0 million.

         Indebtedness under the New Agreement bears interest at a floating rate. Indebtedness under the New Term Loans bears interest at a rate based (at the Company's option) upon (i) the Base Rate (defined as the higher of (a) the applicable prime rate of Fleet National Bank or (b) the Federal Funds Rate plus 1/2 of 1%) plus 2% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility and 2-1/2% in respect of the B Term Loans; or (ii) the Eurodollar Rate (as defined) for one, two, three, or six months, plus 3% in respect of Tranche A Term Loans and Revolving Credit Facility loans and 3-1/2% in respect of Tranche B Term Loans. The interest rate margin applicable to both the Base Rate and Eurodollar Rate loans is reduced as the Company's leverage ratio (as defined) decreases.

         The Tranche A Term Loans and the Tranche B Term Loans will mature on February 10, 2003 and August 10, 2003, respectively, and such New Term Loans are subject to quarterly amortizations. The Revolving Credit Facility will mature on February 10, 2003. In addition, the New Agreement provides for mandatory repayments of the New Term Loans (and certain commitment reductions under the Trance A Term Loan and/or Revolving Credit Facility) based upon certain asset sales outside the ordinary course of business of Holding and its subsidiaries, the proceeds of certain debt and equity issuances and 75% of Excess Cash Flow (as defined in the New Agreement) per annum.

         Loans under the Revolving Credit Facility may be repaid and reborrowed. The Company is required to pay to the lenders under the New Credit Agreement in the aggregate a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the average unused portion of the Revolving Credit Facility. An additional commitment fee equal to 1-1/2% per annum on the unused Tranche A Term Loan commitment is also payable quarterly.

         At January 14, 1999 the effect of the transaction was to pay $46.7 million of outstanding Term Loans under the Bank Credit Agreement, $471,000 in accrued interest and fees, $2.5 million in New Agreement transactions fees and expenses and $10.3 million was added to working capital of the Company. In addition, the Company expensed $793,000 in unamortized deferred debt issuance costs related to the Bank Credit Agreement.

         The following pro forma condensed consolidated statement of income financial information has been derived from the consolidated statement of income of the Company for the fiscal year ended December 26, 1998. The adjustments were determined as if the New Agreement occurred on December 28, 1997. Such adjustments represent (i) the above mentioned write-off of $793,000 of debt issuance costs relating to the Agreement, (ii) the recognition of new debt issuance costs of $2.5 million relating to the New Agreement and the subsequent amortization of such amount, (iii) the recognition of interest expense under the New Agreement after giving consideration to the amortization of principal under the Agreement and (iv) the write-off of any accrued interest or fees associated with the Agreement. The pro forma information provided does not purport to be indicative of the actual results of operations of the Company had such transactions actually been consummated on December 28, 1997.

                                        1998 - AS REPORTED      1998 - PRO FORMA
                                                      (IN THOUSANDS)

         Interest, net                      $ 23,651               $ 23,893
         Income before taxes                $  1,972               $  1,730

         As a result of the January refinancing the Company had no 1998 covenant compliance requirement in accordance with the terms of the Agreement. The New Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios, interest coverage ratios and minimum amounts of consolidated net worth. The Company is confident that it will meet all 1999 covenants.

         Major uses of cash in fiscal 1999 are expected to approximate: (i) interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $15.0 million; and (iii) scheduled debt and capital lease payments of $13.3 million (including the non-recourse demand note payable solely from the sale proceeds of the Company's Baldwin Place Shopping Center located in Somers, New York).

         All of the Company's facilities are subject to long-term leases. The costs to develop new stores consist of approximately $3.0 million for fixtures, equipment and leasehold improvements and approximately $1.2 million for beginning inventory. Fixtures, equipment and leasehold improvements are generally funded using a combination of equipment financing (approximately $2.0 million) and Operating Cash Flow/Revolver Availability ($1.0 million). Inventory requirements are generally financed through accounts payable with terms that usually exceed the Company's inventory turnover.

         The Company received a Record of Decision (ROD) from the New York State Department of Environmental Conservation ( DEC) in December,1995 with respect to the environmental status of the Baldwin Place Shopping Center located in Somers, New York. The ROD defined the environmental status of the site, outlined the remedial actions to be performed and allows the Company to proceed with the site approval process. The costs of remediation are not likely to have a material adverse effect on the Company's results of operations, financial condition and liquidity. The costs incurred by the Company to obtain and satisfy the requirements of the ROD, net of any and all reimbursements approximates $2.1 million. The Company has capitalized such costs in accordance with Generally Accepted Accounting Principles as the property is currently held for sale. Future monitoring costs required by the ROD approximate $1.0 million and are the Company's responsibility through and subsequent to the sale process. These costs will be funded through the sale of the property once site plan approval has been obtained. The Company anticipates selling the property when site plan approval is obtained at a price in excess of total capitalized costs and future monitoring costs. Management further believes costs capitalized in connection with the Baldwin Place Shopping Center will be fully recoverable and the Company's $2.5 million note payable secured by this property will be paid in full. However, in accordance with the provisions of this Note

Agreement, if certain criteria are met, the amount due to satisfy this obligation may exceed the $2.5 million recorded up to a maximum of $5.0 million. Under no circumstances will the amount due exceed the net proceeds of the sale of the Baldwin Place Shopping Center.

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

                           BIG V SUPERMARKETS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FISCAL YEARS 1996, 1997 AND 1998

Independent Auditors' Report ..............................          F-2
Consolidated Statements of Income (Loss)...................          F-3
Consolidated Balance Sheets ...............................          F-4
Consolidated Statements of Stockholder's Deficit...........          F-5
Consolidated Statements of Cash Flows .....................       F-6 - F-7
Notes to Consolidated Financial Statements ................       F-8 - F-24

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and present principal occupations of the directors and executive officers of each of Big V and Holding are set forth below.

Name                                             Age       Position
----                                             ---       --------
David G. Bronstein .......................       69        Chairman of the Board of Directors

Mark S. Schwartz .........................       38        Director, Chief Executive Officer and President

James A. Toopes, Jr. .....................       51        Director, Vice Chairman, Executive Vice President-Finance,
                                                           Administration and Corporate Development and Corporate
                                                           Secretary

John W. Childs ...........................       57        Director

C. Hunter Boll ...........................       43        Director

Joseph S. Frelinghuysen, Jr. .............       57        Director

Leo J. Kahn ..............................       82        Director

Steven G. Segal...........................       38        Director


     Mr. Bronstein served as President of the Company from December 1986 to July 1993, as the Company's Chief Executive Officer from October 1987 to December 1995, as a Director since December 1986 and as Chairman of the Board since December 1990. Mr. Bronstein served as Interim President and Chief Executive Officer from November 1998 through March 1999. Mr. Bronstein joined the Company in 1985 as Executive Vice President and Chief Operating Officer. From 1979 to 1985, he served as Executive Vice President of Golub Corporation. From 1972 to 1979, Mr. Bronstein worked for P&C Supermarkets, where he rose to the position of Senior Vice President and General Manager.

     Mr. Schwartz served as Chief Executive Officer and President of the Company since March 1999. Prior to joining Big V, Mr. Schwartz served as Chief Executive Officer and President of Hechingers, Inc. (a home improvement specialty store chain) from March 1998 to March 1999. Mr. Schwartz worked for Wal-Mart from 1982 to 1998 in various management positions, including Senior Vice President-Supercenter Stores and President and Director General, Mexico Wal-Mart Supercenters, Aurrera Stores.

     Mr. Toopes has served as Vice Chairman of the Company since November 1998; and in addition, as Company's Executive Vice President-Finance, Administration and Corporate Development since April 1996. He has also served as Corporate Secretary, Treasurer and Director since April 1996. Prior to joining Big V, Mr. Toopes worked for Bi-Lo, Inc., a subsidiary of Royal Ahold, as Executive Vice President-Finance and Administration from 1989 to 1996. Mr. Toopes worked for Lucky Stores, Inc. from 1976 to 1989, serving as Vice President-Controller.

     Mr. Childs has served as a Director of the Company since December 1990. He is President of J.W. Childs Associates. Until June 1995, Mr. Childs was Senior Managing Director of Thomas H. Lee Company where he was employed since 1987. Prior to joining THL, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area, ultimately serving as Senior Managing Director in charge of the Capital Markets Group. Mr. Childs also is a director of Central Tractor Farm and Country, Inc., Chevys, Inc., Beltone Electronics Corporation, Desa Holdings Corporation, Pan Am International Flight Academy, Inc., and the Edison Project.

     Mr. Boll has served as a Director of the Company since December 1990.
Mr. Boll is a Managing Director of THL and has been employed by THL since 1986. Mr. Boll also is a Vice President of Thomas H. Lee Advisors I, the investment advisor to ML-Lee Acquisition Fund, L.P., and a Vice President of T.H. Lee Mezzanine II, the administrative general partner of Thomas H. Lee Advisors II, L.P., the investment advisor to ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition fund (Retirement Accounts) II, L.P. Mr. Boll also is a Vice President of THL Equity Trust, the general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P. From 1984 to 1986, Mr. Boll worked as a consultant with The Boston Consulting Group. From 1977 to 1982, Mr. Boll worked as a corporate lending officer in the Energy & Minerals Group of Chemical Bank. Mr. Boll also serves as a Director of Freedom Securities, Inc., Trans Western Publishing, Inc., New York Restaurant Group, Cott Corporation and United Industries, Inc..

     Mr. Frelinghuysen has served as a Director of the Company and Chairman of its Audit and Compensation Committees since December, 1990. He is President of J.S. Frelinghuysen & Co., Inc., an independent investment banking firm organized in 1989. Mr. Frelinghuysen was previously a Managing Director of the First Boston Corporation where he was employed as a member of the Investment Banking Department from 1969-1988. He also serves as a Director of MGI Pharma, Inc., a NASDAQ-listed pharmaceutical company, and as a Trustee of the Community Foundation of New Jersey.

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

     Mr. Segal has served as a Director of the Company since December 1994. Mr. Segal serves as Senior Managing Director of J.W. Childs Associates, L.P.. Prior to July 1995, Mr. Segal was a Managing Director of THL, being employed by THL from 1987 to 1995. Mr. Segal also serves as a Director of Fitz and Floyd, Inc., Central Tractor Farm & Country, Inc., International Diverse Foods, Inc., Jillians Entertainment, Inc., Universal Hospital Services, Inc., National Nephrology Associates, Inc., and is the Chairman of Empire Kosher Poultry, Inc.

     Mr. Childs and Mr. Toopes are the Directors of BVH. The Officers of BVH are Mr. Boll and Mr. Childs.

     Executive officers of each of Holding, BVH and Big V are appointed and serve at the discretion of their respective Boards of Directors. Each director of Holding, BVH and Big V is elected for a period of one year and serves until his successor is duly elected and qualified.

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by Big V to the Chief Executive Officer of the Company during the year ended December 26, 1998 and the most highly-compensated executive officers/senior management of the Company who served in such capacities on or during the year ended December 26, 1998 for services rendered to the Company in all capacities during the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998. Officers of Holding and BVH are not compensated for their services as such.

                                                Summary Compensation Table
                                                                                                      Long Term
                                                                                                     Compensation
                                                  Annual Compensation                                   Awards
                                 -------------------------------------------------------     -----------------------------
                                                                              Other
                                                                             Annual            Option           All Other
                                    Fiscal                                   Compen-           Shares           Compensa-
Name and Principal Position          Year        Salary($)    Bonus($)    sation($)(1)         Granted          tion($)(2)
---------------------------         ------       ---------    -------     ------------         -------          ----------
David G. Bronstein                    1998         113,462      15,389            7,298               --               --
   Chairman of the Board              1997         152,885          --           11,770               --            5,045
                                      1996         274,038          --           11,855               --            5,105

Joseph V. Fisher                      1998         293,450          --            5,030               --               --
   Chief Executive Officer            1997         331,250          --            5,270            3,000            5,200
   and President                      1996         325,000      75,000            4,048               --            5,105
   (through November 19, 1998 )

James A. Toopes, Jr.                  1998         245,231          --           39,529               --               --
  Vice Chairman, Executive Vice       1997         244,616          --           39,430               --            2,427
  President-Finance, Administra-      1996         170,769          --           24,130           12,000               --
  tion, Corporate Development
  and Corporate Secretary

Stephen L. Hittman                    1998         124,904      10,000            2,893               --            1,594
  Vice President-Real Estate          1997         123,962      25,000            2,263            2,600            4,574
   and Assistant Secretary            1996         113,173      31,610            1,854               --            4,654

John Onufer, Jr.                      1998         125,584          --            4,184               --            1,497
  Vice President-Controller           1997         123,423      10,000           23,947            3,400            4,374
   and Assistant Treasurer            1996         109,808      15,000            2,484               --              568

Donald J. Trella                      1998         116,326          --            4,554               --            1,430
  Vice President-Human                1997         111,346          --            6,536               --            2,542
   Resources                          1996          82,809          --              880               --               --


                         (see notes on following page)


______________
(1) This represents the taxable portion of the personal use of a company automobile, life insurance and relocation expenses.

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

     On December 19, 1995, the Company and BVH entered into an employment and non-competition agreement with Mr. Fisher, which agreement was scheduled to expire on December 31, 1998. Pursuant to this agreement, the Company agreed to pay an annual base salary to Mr. Fisher of $325,000. In addition to such base salary, Mr. Fisher is entitled to receive certain other employment benefits, including cash bonuses based upon the Company's attaining or surpassing profit targets established by the Company's Board of Directors. Mr. Fisher left the employ of the Company in November 1998.

     Pursuant to the employment agreement with Mr. Toopes, the Company and BVH caused Holding to sell 8,000 shares of Holding's Class A Common Stock to Mr. Toopes for an aggregate purchase price of $280,000 in exchange for promissory notes payable totaling $280,000. See this Item 11--"Loans to Management." Also pursuant to such employment agreement, the Company and BVH caused Holding to grant Mr. Toopes options to purchase 12,000 shares of Holding's Class A Common Stock under the Stock Option Plan. See this Item 11-- "Management Stock Option Plan." In the event Mr. Toopes' employment is terminated without cause, or upon his death or disability, his salary (including an increase in base salary for at least a portion of the period after termination without cause, death or disability) and other employment benefits will, subject to certain adjustments and limitations, continue until the end of his term of employment. In addition, the employment agreement places certain restrictions upon the ability of Mr. Toopes to communicate confidential information concerning the Company to third parties. Pursuant to the non-competition provisions of this employment agreement, Mr. Toopes will not, for one year following termination of his employment, engage in certain specified activities relating to the Company or the Company's business.

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

Management Stock Option Plan

     Holding's Time Accelerated Restricted Stock Plan (the "Stock Option Plan"), adopted effective as of December 28, 1990, and as amended effective as of February 1, 1995, provides for the granting of non-qualified stock options, each in such amounts, on such terms and to such officers and other key employees of the Company as the administrators of the Stock Option Plan, in accordance with the terms of the Stock Option Plan, may select. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Holding, subject to the supervision and control of the entire Board. A total of 111,111 shares of Common Stock are reserved for issuance pursuant to the Stock Option Plan. As of March 26, 1999, options to purchase 55,978 shares were granted and outstanding, options to purchase 14,438 shares had vested and no options had been exercised.

     Pursuant to the Stock Option Plan, as amended, all of the performance based options shall have a per share exercise price not less than the per share fair market value of the Common Stock as of the date of the grant of such options. All of the options granted through March 26, 1999 have 9 1/2 year vesting schedules, subject to acceleration during the first four years following the date of grant upon the attainment of certain performance criteria.

     With the exception of an option granted to Frelinghuysen, all options granted through March 26, 1999 are non-transferable other than by will or the laws of descent and distribution, and all options are exercisable only while the optionee remains in the employ of the Company or for a short period of time thereafter. If an optionee dies or becomes disabled while in the employ of the Company, the option is exercisable prior to the 365th day following the date of termination of employment. If an optionee's employment is terminated without cause, the option is exercisable for 90 days following the date of termination of employment. If an optionee leaves the employ of the Company for any other reason, the option is exercisable for only five days following the date of termination of employment. Options which are exercisable following termination of employment are exercisable only to the extent that the optionee was entitled to exercise such options on the date of such termination.

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

Option Grants

     During the fiscal year ended December 26, 1998, there were no grants of options to purchase shares of Holding's Class A Common Stock while forfeitures of same amounted to 26,160.

Aggregated Option Values at Fiscal Year-End

     The following information is furnished for the fiscal year ended December 26, 1998 with respect to the stock options held by the Company's Chief Executive Officer and each of the other individuals named in the Summary Compensation Table. No stock options were exercised during the fiscal year ended December 26, 1998.

                Aggregated Option Fiscal Year-End Option Values

                                                 Number of                                    Value of Unexercised
                                                 Options at                                  In-the-Money Options at
                                             December 26, 1998                                December 26, 1998 (1)
                                    -----------------------------------              -------------------------------------
         Name                       Exercisable           Unexercisable               Exercisable            Unexercisable
         ----                       -----------           -------------               -----------            -------------
David G. Bronstein                     5,435                   -0-                        -0-                     -0-
Joseph V. Fisher                        -0-                    -0-                        -0-                     -0-
James A. Toopes, Jr.                   4,000                  8,000                       -0-                     -0-
Stephen L. Hittman                     2,000                  4,000                       -0-                     -0-
John Onufer, Jr.                       1,700                  1,700                       -0-                     -0-
Donald J. Trella                        -0-                   4,000                       -0-                     -0-

____________

(1)  None of the options are in-the-money.


Loans to Management

     Mr. Fisher borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of December 20, 1993. The principal amount of this note was $387,500, which note was cancelled and replaced with a new note in the principal amount of $615,000. In November 1998, upon accepting Mr. Fisher's resignation, Holdings paid $50,000 and extinguished the note receivable in return for the receipt of Mr. Fisher's Holding's Class A Common Stock. The transaction included the forgiveness of $285,000 of accrued interest.

     Mr. Madera borrowed $100,000 from Holding on May 25, 1994. The principal amount of this note is secured by the shares of Class A Common Stock owned by Mr. Madera, is payable on demand and bears interest at a rate equal to the prime rate plus 1.5% per annum.

     In 1996, Mr. Toopes borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of December 14, 1996. The principal amount of this note was $205,000. In 1998, Mr. Toopes borrowed from Holding the remainder of the purchase price with a new note whose principal amount was $75,000. The payment of both notes are secured by the 8,000 shares of Class A Common Stock purchased by Mr. Toopes. Mr. Toopes' notes mature on December 31, 2005 and bear interest at the rate in effect on the Company's senior credit facility.

         Mr. Hittman borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of April 18, 1997. The principal amount of his note was $67,000. The payment of this note is secured by 2,200 shares of Class A Common Stock purchased by Mr. Hittman. Mr. Hittman's note matures on December 31, 2005 and bears interest at the rate in effect on the Company's senior credit facility.

         Mr. Onufer borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of April 24, 1997. The principal amount of his note was $71,402.50. The payment of this note is secured by 2,200 shares of Class A Common Stock purchased by Mr. Onufer. Mr. Onufer's note matures on December 31, 2005 and bears interest at the rate in effect on the Company's senior credit facility.

         Mr. Trella borrowed from Holding the purchase price for shares of Holding's Class A Common Stock purchased by him as of August 29, 1997. The principal amount of his notes was $110,250. The payment of this note is secured by 3,150 shares of Class A Common Stock purchased by Mr. Trella. Mr. Trella's note matures on December 31, 2005 and bears interest at the rate in effect on the Company's senior credit facility.

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

         The aggregate principal amount of such management stock purchase loans currently owed to Holding is equal to approximately $27,000. The amounts due Holding for such loans are represented by secured a promissory note which bears interest at the rate of 8.57% per annum.

Compensation Committee Interlocks and Insider Participation

         Messrs. Frelinghuysen, Bronstein, and Childs served on the Compensation Committee during fiscal 1998. Mr. Bronstein served as the Company's Chairman of the Board and interim Chief Executive Officer during fiscal 1998 after Mr. Fisher's resignation. None of the other members of the Compensation Committee served as officers or employees of the Company or any of its subsidiaries during fiscal 1997.

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

Security Ownership of Big V Holding Corp.

         As of December 26, 1998, there were outstanding 702,864 shares of Holding Class A Common Stock, par value $.01 per share. The information in the table below presents the beneficial ownership of (i) each person known to Holding to own beneficially more than five percent of the outstanding voting common stock of Holding, (ii) each director and each executive officer of Holding named in the Summary Compensation Table, and (iii) all directors and executive officers of Holding, BVH and Big V, respectively as a group.

                                                                     Number of Shares            Percent of
                                                                    of Class A Common            Outstanding
                                                                    Stock Beneficially        Shares of Class A
Beneficial Owner                                                       Owned (1)(2)            Common Stock (1)
----------------                                                       ------------            ----------------
Thomas H. Lee Equity Partners, L.P. (3)                                   296,808                   41.77
ML-Lee Acquisition Fund II, L.P. (4)                                      117,333                   16.51
ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (4)                 62,667                    8.82
Thomas H. Lee (5)                                                          36,513                    5.14
David G. Bronstein (6)                                                     35,335                    4.97
Gary S. Koppele (7)                                                        32,973                    4.64
Cornelius J. J. Madera, Jr. (7)                                            26,973                    3.80
Joseph S. Frelinghuysen, Jr. (8)                                           10,543                    1.48
C. Hunter Boll (9)                                                          3,146                      **
John W. Childs (10) (11)                                                   11,883                    1.67
Leo J. Kahn                                                                 5,317                      **
Steven G. Segal (12)                                                        1,258                      **
James A. Toopes, Jr.                                                       12,000                    1.69
Stephen L. Hittman                                                          4,200                      **
John Onufer, Jr.                                                            3,900                      **

All directors and executive officers of Holding
    as a group (7 persons) (13)                                            79,482                   11.19

                                   ---------
**         Represents less than l%
(1) For purposes of the computation of percentages of Holding presented in this table, a holder is deemed to beneficially own all shares which may be acquired by such holder upon exercise of options held by such holder, which options are exercisable within 60 days. Such shares which may be acquired by such holder (but no shares which may be acquired by any other holder upon exercise of options held by such other holder) are deemed to be outstanding.
(2)        Share amounts are rounded to the nearest whole number.

(3) Each of (i) THL Equity Advisors Limited Partnership, (ii) THL Equity Trust, (iii) Thomas H. Lee, as Trustee of THL Equity Trust, (iv) John
           W. Childs, as Trustee of THL Equity Trust, (v) C. Hunter Boll, as an officer of THL Equity Trust, and (vi) Steven G. Segal, as an officer of THL Equity Trust, may be deemed to be the beneficial owner of 296,808 shares held by the Lee Fund. Such entities and Messrs. Lee, Boll, Childs and Segal disclaim beneficial ownership of such shares. The foregoing entities and Messrs. Lee and Boll maintain their principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. Messrs. Childs and Segal maintain their principal business address c/o J.W. Childs Associates, L.P., One Federal Street, Boston, MA 02110.
(4) Each of (i) Thomas H. Lee Advisors II, L.P. ("Advisors II"), the Investment Advisor of each of the ML-Lee Funds, (ii) T.H. Lee Mezzanine II ("Mezzanine II"), a general partner of Advisors II,
           (iii) Thomas H. Lee, as Trustee of Mezzanine II and an Individual General Partner of each of the ML-Lee Funds, (iv) John W. Childs, as Trustee of Mezzanine II, (v) C. Hunter Boll, as an officer of Mezzanine II, and (vi) Steven G. Segal, as an officer of Mezzanine II, may be deemed to be the beneficial owners of 180,000 shares held, in the aggregate, by the ML-Lee Funds. Each of Advisors II, Mezzanine II, Mr. Lee, Mr. Childs, Mr. Boll and Mr. Segal disclaim ownership of such shares. Each of Advisors II and Mezzanine II maintains their principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. The ML-Lee Funds maintain principal business addresses c/o Merrill Lynch, 225 Liberty Street, World Financial Center, South Tower--23rd Floor, New York, New York 10080-6123.
(5) Represents 36,513 shares which may be deemed to be beneficially owned by State Street Bank and Trust Company of Connecticut, N.A., as trustee of the 1989 Thomas H. Lee Nominee Trust (the "Lee Trust"). State Street Bank and Trust Company of Connecticut, N.A. disclaims beneficial ownership of such shares. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Lee as a result of his relationships with the Lee Fund and the ML-Lee Funds. Mr. Lee disclaims beneficial ownership of such shares. Mr. Lee maintains his principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109.
(6)        Includes options to purchase 5,435 shares.
(7) Includes options to purchase 380 shares. Also includes, solely with respect to Mr. Koppele, 32,593 shares held of record by GSK, Inc., a Delaware corporation wholly owned by Mr. Koppele. Mr. Koppele may be deemed to beneficially own these shares as a result of his relationship with GSK, Inc.
(8)        Includes options to purchase 543 shares.
(9) Includes options to purchase 1,581 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Boll as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Boll disclaims beneficial ownership of such shares.
(10) Includes options to purchase 6,211 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Childs as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Childs disclaims beneficial ownership of such shares.

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

           (3)  Exhibits

     See Index to Exhibits on Page II-I. A copy of the exhibits listed herein can be obtained by writing:

                               James A. Toopes, Jr.
                               Vice Chairman and Executive Vice President-
                               Finance, Administration and Corporate Development Big V Supermarkets, Inc.
                               176 North Main Street
                               Florida, New York 10921

     (b)   Reports on Form 8-K

     November 16, 1998 - Resignation of President and Chief Executive Officer - as of November 20, 1998.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Florida, State of New York, on March 26, 1999.

                              BIG V SUPERMARKETS, INC.


                              By:  /s/ Mark S. Schwartz
                                  -------------------------------
                                  Mark S. Schwartz
                                  Chief Executive Officer
                                  and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                       Title                                Date
----------                       -----                                ----

 /s/ David G. Bronstein          Director, Chairman of the       March 26, 1999
----------------------------        Board
David G. Bronstein

 /s/ Mark S. Schwartz            Director, Chief Executive       March 26, 1999
----------------------------        Officer and President
Mark S. Schwartz                    (principal executive
                                    officer)


/s/ James A. Toopes, Jr.         Director, Vice Chairman         March 26, 1999
----------------------------        Executive Vice President-
James A. Toopes, Jr.                Finance, Administration,
                                    Corporate Development
                                    and Corporate Secretary
                                    (principal financial officer)


/s/ John Onufer, Jr.             Vice President-Controller        March 26, 1999
-----------------------------       and Assistant Treasurer
John Onufer, Jr.


/s/ John W. Childs               Director                         March 26, 1999
-----------------------------
John W. Childs

/s/ C. Hunter Boll                Director                        March 26, 1999
-----------------------------
C. Hunter Boll


/s/ Joseph S. Frelinghuysen, Jr.  Director                        March 26, 1999
--------------------------------
Joseph S. Frelinghuysen, Jr.


/s/ Leo J. Kahn                   Director                        March 26, 1999
-----------------------------
Leo J. Kahn


/s/ Steven G. Segal               Director                        March 26, 1999
-----------------------------
Steven G. Segal

BIG V SUPERMARKETS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 1998, 1997 AND 1996
--------------------------------------------------------------

                                                       PAGE
INDEPENDENT AUDITORS' REPORT                           F-2

CONSOLIDATED STATEMENTS OF INCOME (LOSS)               F-3

CONSOLIDATED BALANCE SHEETS                            F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT       F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS               F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          F-8 - F-24

INDEPENDENT AUDITORS' REPORT

Big V Supermarkets, Inc.
Florida, New York

We have audited the accompanying consolidated balance sheets of Big V Supermarkets, Inc. and subsidiaries (the "Company") as of December 26, 1998 and December 27, 1997, and the related consolidated statements of income (loss), stockholder's deficit and cash flows for each of the three fiscal years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big V Supermarkets, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Parsippany, New Jersey
March 22, 1999

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 26, 1998,
DECEMBER 27, 1997 AND DECEMBER 28, 1996
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                                    DECEMBER 26,      DECEMBER 27,      DECEMBER 28,
                                                        1998              1997             1996
SALES                                                $814,404          $762,880          $735,976
                                                     --------          --------          --------

COSTS AND EXPENSES:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)              600,375           563,896           545,851
  Selling, general and administrative                 172,952           161,786           151,825
  Special charges                                           -                 -             3,004
  Depreciation and amortization                        15,454            16,979            17,381
  Interest expense, net of interest income
    of $260 for 1998, $253 for 1997,
    and $255 for 1996                                  23,651            24,586            24,382
                                                     --------          --------          --------

           Total costs and expenses                   812,432           767,247           742,443
                                                     --------          --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                       1,972            (4,367)           (6,467)

INCOME TAX EXPENSE (BENEFIT)                            1,860            (1,625)           (2,509)
                                                     --------          --------          --------

NET INCOME (LOSS)                                    $    112          $ (2,742)         $ (3,958)
                                                     ========          ========          ========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 1998 AND DECEMBER 27, 1997
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------

                                                                      DECEMBER 26,      DECEMBER 27,
ASSETS                                                                    1998              1997
CURRENT ASSETS:
  Cash                                                                   $ 15,674          $ 13,498
  Accounts receivable                                                      11,941            14,669
  Inventories                                                              35,493            36,851
  Refundable income taxes                                                     630             1,688
  Prepaid expenses and other current assets                                 2,282             2,486
  Asset held for sale                                                       4,482                 -
                                                                         --------          --------
           Total current assets                                            70,502            69,192

PROPERTY AND EQUIPMENT - At cost, less accumulated
  depreciation and amortization of $85,756 at December 26, 1998 and
   $73,653 at December 27, 1997                                            57,521            60,783

GOODWILL - Less accumulated amortization of $14,938 at
  December 26, 1998 and $12,926 at December  27, 1997                      64,371            66,383

INVESTMENT IN WAKEFERN FOOD CORP.                                          13,173            11,236

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated amortization
  of $8,273 at December 26, 1998 and $7,239 at December 27, 1997           33,095            34,129

OTHER ASSETS                                                                9,002            13,422
                                                                         --------          --------
TOTAL ASSETS                                                             $247,664          $255,145
                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                       $ 43,822          $ 43,257
  Accrued expenses and taxes other than income taxes                       16,825            17,372
  Deferred income taxes                                                     6,213             6,152
  Current portion of long-term debt                                        12,499            19,401
  Current portion of capitalized lease obligations                            808               619
                                                                         --------          --------
           Total current liabilities                                       80,167            86,801
                                                                         --------          --------
OTHER LONG-TERM LIABILITIES                                                10,056             9,974
                                                                         --------          --------
LONG-TERM DEBT - Less current portion                                     153,342           154,097
                                                                         --------          --------
CAPITALIZED LEASE OBLIGATIONS - Less current portion                       25,228            26,036
                                                                         --------          --------
DEFERRED INCOME TAXES                                                       6,070             5,423
                                                                         --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, par value, $1.00 per share; authorized, 1,000 shares;
   issued, 1,000 shares                                                         1                 1
  Paid-in capital                                                           8,405             8,530
  Accumulated deficit                                                     (35,605)          (35,717)
                                                                         --------          --------
           Total stockholder's deficit                                    (27,199)          (27,186)
                                                                         --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                              $247,664          $255,145
                                                                         ========          ========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 26, 1998,
DECEMBER 27, 1997 AND DECEMBER 28, 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                   TOTAL
                                         COMMON STOCK         PAID-IN       ACCUMULATED       STOCKHOLDER'S
                                         ---------------
                                         SHARES   AMOUNT      CAPITAL         DEFICIT            DEFICIT
BALANCE,
  DECEMBER 30, 1995                      1,000    $    1       $ 8,804       $(29,017)         $(20,212)

Return of capital to Holding                 -         -          (215)             -              (215)

Capital contribution
  from Holding                               -         -            75              -                75

Net Loss                                     -         -             -         (3,958)           (3,958)
                                        ------    ------       -------       ---------         ---------
BALANCE
  DECEMBER 28, 1996                      1,000         1         8,664        (32,975)          (24,310)

Return of capital to Holding                 -         -          (149)             -              (149)

Capital contribution
  from Holding                               -         -            15              -                15

Net Loss                                     -         -             -         (2,742)           (2,742)
                                        ------    ------       -------       ---------         ---------
BALANCE
  DECEMBER 27, 1997                      1,000         1         8,530        (35,717)          (27,186)

Return of capital to Holding                 -         -          (125)             -              (125)

Net income                                   -         -             -            112               112
                                        ------    ------       -------       ---------         ---------
BALANCE
  DECEMBER 26, 1998                      1,000    $    1       $ 8,405       $(35,605)         $(27,199)
                                        ======    ======       =======       =========         =========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 26, 1998,
DECEMBER 27, 1997 AND DECEMBER 28, 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                              DECEMBER 26,            DECEMBER 27,            DECEMBER 28,
                                                                  1998                    1997                    1996
CASH BALANCE, BEGINNING OF PERIOD                              $13,498                $ 10,595                $ 11,683
                                                               -------                --------                --------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                                                112                  (2,742)                 (3,958)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                               15,454                  15,904                  17,381
    Noncash loss on disposal of equipment and
      leasehold interest                                             -                   1,075                       -
    Amortization of deferred debt costs                          1,178                   1,157                   1,166
    Amortization of discount on debt                               120                     133                      78
    Deferred income taxes                                          708                  (2,712)                 (1,867)
    Noncash rent expense                                         1,273                   1,100                     723
    Noncash gain from lease termination                              -                  (1,170)                 (1,073)
    Loss on sale of equity investment                                -                     596                       -
  Changes in assets and liabilities:
    Decrease (increase) in inventories                           1,358                  (1,414)                 (3,063)
    (Increase) decrease in prepaid expenses and
     other current assets                                          (39)                  1,856                  (1,612)
    Decrease (increase) in accounts receivable                   2,728                  (1,603)                   (909)
    Decrease (increase) refundable income taxes                  1,058                  (1,569)                     25
    (Increase) decrease in other assets                           (394)                 (1,574)                    849
    Increase in asset held for sale                               (846)                   (604)                   (260)
    Increase (decrease) in accounts payable                        565                   3,519                  (2,077)
    (Decrease) increase in accrued expenses and
      taxes other than income taxes                               (547)                  2,344                    (320)
    (Decrease) increase in income taxes payable                      -                     (17)                     17
    (Decrease) increase in long-term liabilities                (1,191)                  2,627                     837
                                                               -------                --------                --------

         Net cash provided by operating activities              21,537                  16,906                   5,937
                                                               -------                --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                        (8,911)                (10,242)                (10,085)
  Sale of Connecticut stores                                         -                       -                   8,552
  Sale of property and equipment                                     8                      26                       3
  Increase in investment in Wakefern Food Corp.                    (40)                      -                     (40)
                                                               -------                --------                --------

           Net cash used in investing activities                (8,943)                (10,216)                 (1,570)
                                                               -------                --------                --------

                                                                     (Continued)

BIG V SUPERMARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 26, 1998,
DECEMBER 27, 1997 AND DECEMBER 28, 1996
(In Thousands)
--------------------------------------------------------------------------------

                                                                 DECEMBER 26,            DECEMBER 27,            DECEMBER 28,
                                                                     1998                    1997                   1996
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                     $(10,319)                $(8,939)                $(8,771)
  Payments of capital lease obligations                              (619)                   (444)                   (375)
  Proceeds from revolver borrowings                                   500                       -                       -
  Proceeds of long-term borrowings                                    145                   5,730                   3,831
  Return of capital to Holding                                       (125)                   (149)                   (215)
  Capital contribution from Holding                                     -                      15                      75
                                                                 --------                 -------                 -------

           Net cash used in financing activities                  (10,418)                 (3,787)                 (5,455)
                                                                 --------                 -------                 -------

NET INCREASE (DECREASE) IN CASH                                     2,176                   2,903                  (1,088)
                                                                 --------                 -------                 -------

CASH BALANCE, END OF YEAR                                        $ 15,674                 $13,498                 $10,595
                                                                 ========                 =======                 =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                     $ 21,918                 $23,687                 $23,723
                                                                 ========                 =======                 =======

    Income taxes                                                 $    285                 $ 2,671                 $   783
                                                                 ========                 =======                 =======


During the year ended December 28, 1996, notes payable to Wakefern for $250,000 were entered into which increased the investment in Wakefern.

During the year ended December 27, 1997, a note receivable for $1,100,000 was recorded in conjunction with the sale of an equity investment. The note was collected in full during February 1998.

During the year ended December 26, 1998, notes payable to Wakefern for $2,033,000 were entered into which increased the investment in Wakefern.

                                                                     (Concluded)
See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 26, 1998
DECEMBER 27, 1997 AND DECEMBER 28, 1996
-------------------------------------------------------------------------------

1. BUSINESS

   ORGANIZATION AND BASIS OF PRESENTATION - On December 28, 1990, Big V Supermarkets, Inc. (the "Company") was purchased by Big V Holding Corp. ("Holding") through the merger of a wholly-owned subsidiary of Holding with and into BV Holdings Corporation (the "Predecessor Company"), the owner of all voting stock of the Company. The financial statements presented herein are those of the Company subsequent to the purchase by Holding. The Company is a wholly-owned indirect subsidiary of Holding, whose principal shareholders include Thomas H. Lee Equity Partners, L.P., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Thomas
   H. Lee, and management of the Company. The consideration paid by Holding to acquire the Company was approximately $210.2 million.

   The acquisition by Holding was accounted for as a purchase, and accordingly, Holding recorded the assets and liabilities of the Company at their fair value at the date of the acquisition. The accompanying consolidated financial statements of the Company reflect Holding's basis.

   The Company operates a chain of 30 modern supermarkets under the ShopRite trade name located primarily in the Hudson River Valley Region of New York State. The Company also operates one supermarket under the "Big V Market" trade name and one supermarket under the "CostRite" trade name. The Company is the largest member of the Wakefern Food Corp. Cooperative ("Wakefern") located in Elizabeth, New Jersey.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR - The Company's fiscal year ends on the last Saturday in December. The fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996 were 52-week periods.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of Big V Supermarkets, Inc. and its nonoperating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Since the Company is a wholly-owned subsidiary, earnings per share information is not presented. The Company operates in one industry segment, the operation of supermarkets.

   INVENTORIES - Inventories are valued using the last-in, first-out method. Inventories are priced at prevailing selling prices and reduced to cost by application of a cost complement factor.

   At December 26, 1998 and December 27, 1997, inventories would have been higher by $3,193,000 and $2,548,000, respectively, if the first-in, first-out method of valuation had been used.

   PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation and amortization, computed by the straight-line method for financial statement purposes, are based on an estimated useful life of three to eight years for equipment, ten years or lease term, whichever is less, for leasehold improvements and the related lease term for leasehold interests and capitalized leases and twenty years for building. Costs of major improvements to existing facilities are capitalized. Costs of repairs, maintenance and replacements which do not significantly improve or extend the life of the respective assets are charged to expense as incurred. Leasehold interests represent an intangible value assigned to leased properties resulting from a fair market determination made by independent appraisers in connection with the purchase of the net assets of the Company.

   The Company reviewed the recoverability of its long-lived assets by comparing the carrying amounts of the identifiable cash flow producing assets to their gross projected operating cash flows. At December 26, 1998, no assets were impaired.

   GOODWILL - Goodwill is being amortized on the straight-line method over 40 years. Management assesses the recoverability of goodwill by comparing the Company's forecasts of cash flows from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. Cash flows from operating results represents net income excluding depreciation and amortization expense. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of the expected cash flows from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. Management believes, at this time, that the goodwill carrying value and useful life continues to be appropriate.

   INVESTMENT IN WAKEFERN FOOD CORP. - Represents the Company's stock ownership in Wakefern. Such stock has been valued at its redemption value, which represents cost, in accordance with the Wakefern by-laws and is obtained by the Company upon payments made with respect to new store openings (see Note
   11). The Wakefern By-Laws specify that, such stock can be sold to Wakefern at the greater of $100 per share or Wakefern's then book value. Since this stock can only be sold to Wakefern at a specified amount in accordance with the Wakefern by-laws it is not practicable to estimate the fair value of such stock.

   WAKEFERN WAREHOUSE AGREEMENT - Represents the value assigned to the Company's ability to participate in Wakefern as a member and its ability to share in the annual patronage dividend (see Note 11). The value assigned resulted from a fair market determination made by independent appraisers in connection with the purchase of the net assets of the Company. The Wakefern Warehouse Agreement contains an evergreen provision providing for a continual 10-year renewal period. The Company's obligation to purchase from Wakefern may be terminated only 10 years following the approval of such termination by the holders of at least 75% of the outstanding voting stock of Wakefern. Accordingly, the cost of the Wakefern Warehouse Agreement is being amortized on a straight-line basis over 40 years.

   DEBT ISSUANCE COSTS - Debt issuance costs represent costs associated with borrowings and are amortized using the straight-line method over the terms of the related debt.

   SPECIAL CHARGES - During 1996, the Company adjusted its reserves for certain items. The special charges, approximating $3.0 million, consist of an increase in reserves for and/or settlement of future lease obligations on store leases assigned in 1988 to another supermarket chain, which declared bankruptcy during 1995. Such charges also include costs associated with the abandonment of potential new store sites and incurred expenses from closed store sites.

   INCOME TAXES - The Company files a consolidated Federal income tax return with its ultimate parent, Holding. Deferred taxes have been recorded for the differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes.

   PREOPENING COSTS - For the fiscal year ended on December 26, 1998, the costs associated with new store openings were amortized in the twelve-month period following such store opening. At December 26, 1998, all such deferred costs had been amortized in accordance with Company policy. Effective December 27, 1998, the Company adopted Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities which requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. There was no income statement effect related to the adoption of this SOP.

   SELF-INSURED LIABILITIES - The Company self-insures workers' compensation claims. Such liability has been recorded at its present value utilizing a risk free discount rate based on the projected payout of these claims. The Company determines the required liability based upon various actuarial assumptions which include, but are not limited to, the Company's historical loss experience, industry loss standards, projected loss development factors, projected payroll, number of employees and interest rates. Final resolution of some of the workers' compensation claims may require significant expenditures by the Company in excess of its existing reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 26, 1998 and December 27, 1997, the accompanying balance sheets include a liability of approximately $4.8 million.

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

   . Long-Term Debt - The fair value of the Company's long-term debt is based upon the market price of the Company's publicly traded debt securities at December 26, 1998 and December 27, 1997, and for the debt instruments which are not publicly traded, current incremental borrowing rates for similar types of borrowing arrangements are utilized as a basis to determine fair value of such debt instruments.


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

   RECENT ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
   (SFAS) No. 130, Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholder's equity, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a company's operations. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined the new standards will not necessitate any changes to existing financial reporting.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for the Company's 2000 fiscal year. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

   RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 1998 presentation.

3.    PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:


                                                                               1998                   1997
                                                                                     (IN THOUSANDS)

     Land                                                                      $    834               $    834
     Building                                                                       161                    161
     Equipment and fixtures                                                      70,448                 64,036
     Leasehold improvements                                                      39,602                 37,558
     Leasehold interests                                                          4,275                  4,275
     Construction-in-progress                                                       557                    172
     Property and equipment under capital leases (see Note 8)                    27,400                 27,400
                                                                               --------               --------

     Property and equipment, at cost                                            143,277                134,436

     Less accumulated depreciation and amortization,
     including accumulated amortization of capitalized
     leases of $11,352 at December 26, 1998 and
     $9,931 at December 27, 1997                                                (85,756)               (73,653)
                                                                                --------               --------

     Property and equipment, net                                               $ 57,521               $ 60,783
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

4. ASSET HELD FOR SALE

   A wholly-owned subsidiary of the Company, Somers Development Corporation, owns the Baldwin Place Shopping Center located in Somers, N.Y. (Somers location). In the late 1980's soil and groundwater contamination was detected at this presently non-operating center. The Somers location is on the Department of Environmental Conservation's ("DEC") New York State Inactive Hazardous Water Disposal Site List. Based on the results of investigations made to date, in management's opinion, the potential liability associated with the Somers location is unlikely to have a material adverse effect on the Company's results of operations, financial condition or liquidity. Further, with respect to the Somers location, the Company was named as a party in lawsuits by area residents. During 1997, the Company settled such lawsuits. The Company's share of the settlement approximated $175,000 and was capitalized along with the other costs of remediation. Also, the Company impleaded prior owners of the Baldwin Place Shopping Center in Somers, N.Y. as third-party defendants since the Company believes that potential responsibility only arises from the actions of a former tenant in the Somers location. In January 1994, the Company commenced an action against the prior owners of the Somers location seeking reimbursement for costs and expenses incurred by the Company in connection with the environmental remediation and testing of the Somers location.

   The Company entered into a settlement agreement with the prior owners pursuant to which the prior owners have reimbursed the Company for approximately $1.2 million, less attorney fees of approximately $430,000, of costs and expenses incurred by the Company in connection with the environmental remediation and testing. The Company recorded the settlement agreement as a reduction of the costs capitalized in connection with the remediation of the contamination at the Somers location. A Record of Decision with respect to the environmental status of this site was issued by the DEC in

   December 1995. Based upon the results of investigations made in this Record of Decision, management believes that the potential liability associated with the environmental status of the Somers location is not likely to have a material adverse effect on the Company's results of operation, financial condition or liquidity.

   The Company is in compliance with the ROD and required actions are virtually complete. The Company anticipates that the present value of future monitoring costs will approximate $1.0 million. In 1997, Asset Held for Sale was classified within other assets in the long-term portion of the balance sheet (see Note 5). During 1999, the Company plans to obtain site plan approval, sell the property to recover its costs and begin store development. Accordingly, Asset Held For Sale has been classified as a current asset.

5. OTHER ASSETS

   Other assets consists of the following:



                                                                               1998           1997
                                                                                 (IN THOUSANDS)

Mutual aid fund                                                                $ 2,116         $ 1,840
Notes receivable                                                                   438             402
Property held for sale - Somers, N.Y. (see Note 4)                                   -           3,636
Deferred debt issuance costs                                                     2,907           4,085
New store costs (A)                                                              2,015           1,996
Noncurrent receivables                                                             100             100
Insurance deposits                                                                 684             684
Deposits                                                                           415             509
Other                                                                              327             170
                                                                               -------         -------

Total other assets                                                             $ 9,002         $13,422
                                                                               =======         =======


 (A) Such costs represent costs incurred in the planning, development and construction of proposed and approved new store sites. Such costs are third party fees for such items as architectural and engineering services. Costs related to sites no longer under consideration for a store are expensed. All costs at December 26, 1998 and December 27, 1997, are for stores under construction or in development.

6. INDEBTEDNESS

   Debt consists of the following:


                                                                                   1998             1997
                                                                                     (IN THOUSANDS)
     Notes payable, bearing interest at rates of 7.15% to
       10.99%, payable in installments through
       October 30, 2003 (A)                                                       $  9,712         $ 12,748

     Notes payable for Wakefern stock subscriptions,
       face amount of $2,803 in 1998, $1,211 in 1997 and $1,679
       in 1996 due in installments through December 2002
       (less unamortized discounts of $223 in 1998 and $207 in 1997 based on imputed interest rates
       of 9.25% to 12.5%)                                                            2,580            1,004

     Notes payable for deposit with Insure-Rite,
       due in installments through December 1999                                         8               17

     Mortgage bond payable for land, interest accruing at
       11.24% and added to principal due February 28,
       1999 in the amount  of $1,400,000                                             1,374            1,229

     Bank term loans (B)                                                            46,667           53,500
     Revolving loans (B)                                                             3,000            2,500
     Subordinated note due March 15, 2001 (C)                                       20,000           20,000
     Secured nonrecourse note (D)                                                    2,500            2,500
     11% Series B Senior Subordinated Notes (E)                                     80,000           80,000
                                                                                  --------         --------
                                                                                   165,841          173,498
     Less current portion                                                           12,499           19,401
                                                                                  --------         --------
                                                                                  $153,342         $154,097
                                                                                  ========         ========

   (A) The notes payable are collateralized by equipment with a net book value of $6,699,000 at December 26, 1998 and $10,802,000 at December 27, 1997.

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

       In accordance with the Agreement, as amended, the maturity dates of the A Term Loans have been extended and come due on January 31, 1999. The B Term Loans mature on March 15, 2000 and both A and B Term Loans have quarterly amortizations. The Revolving Credit Facility has been extended to mature on January 31, 1999. The extension of the A Term Loan and Revolving Credit Facility maturity dates to January 31, 1999 required the interest rate spread on such loans to equal that of the B Term Loans. In addition, the Bank Credit Agreement provides for mandatory repayments of the Term Loans (and after all Term Loans have been repaid, certain commitment reductions under the Revolving Credit Facility) based on certain asset sales outside the ordinary course of business of Holding and its subsidiaries, the proceeds of certain debt and equity issuances and 100% of Excess Cash Flow (as defined in the Agreement) per annum.

       Loans under the Revolving Credit Facility may be repaid and reborrowed. The Company is required to pay to the lenders under the Bank Credit Agreement in the aggregate a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the average unused portion of the Revolving Credit Facility during such quarter. During 1996, 1997 and 1998, the Company paid $77,000, $65,000 and $54,000 in commitment fees, respectively. As of December 26, 1998, the Company was utilizing $9,350,000 available under the Revolving Credit Facility, $6,350,000 of which was being utilized for letters of credit.

       On January 14, 1999, the Company refinanced the Agreement by entering into a new Credit Agreement ("New Agreement") with DLJ Capital Funding, Inc., as syndication agent, Fleet National Bank, as administrative agent, and Summit Bank, as documentation agent.

       The New Agreement includes $10.0 million in aggregate principal amount of Tranche A Term Loans, $50.0 million in aggregate principal amount of Tranche B Term Loans (the "Tranche A Term Loans" and "Tranche B Term Loans," hereinafter referred to collectively as the "New Term Loans") and the Revolving Credit Facility, which permits the Company to borrow up to $25.0 million to finance working capital and letter of credit needs.

       The Tranche A Term Loans also include a $10.0 million commitment to be used toward the repayment of the Company's Subordinated note due in installments beginning in June of 2000 (Note 6(C)). The Revolving Credit Facility can be increased in increments of $1.0 million up to a maximum Revolving Credit Facility of $30.0 million.

       Indebtedness under the New Agreement bears interest at a floating rate. Indebtedness under the New Term Loans bears interest at a rate based (at the Company's option) upon (i) the Base Rate (defined as the higher of
       (a) the applicable prime rate of Fleet National Bank or (b) the Federal Funds Rate plus 1/2 of 1%) plus 2% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility and 2 1/2% in respect of the B Term Loans; or (ii) the Eurodollar Rate (as defined) for one, two, three, or six months, plus 3% in respect of Tranche A Term Loans and Revolving Credit Facility loans and 3 1/2% in respect of Tranche B Term Loans. The interest rate margin applicable to both the Base Rate and Eurodollar Rate loans is reduced as the Company's leverage ratio (as defined) decreases.

       The Tranche A Term Loans and the Tranche B Term Loans will mature on February 10, 2003 and August 10, 2003, respectively, and such New Term Loans are subject to quarterly amortizations. The Revolving Credit Facility will mature on February 10, 2003. In addition, the New Agreement provides for mandatory repayments of the New Term Loans (and certain commitment reductions under the Tranche A Term Loans and/or Revolving Credit Facility) based upon certain asset sales outside the ordinary course of business of Holding and its subsidiaries, the proceeds of certain debt and equity issuances and 75% of Excess Cash Flow (as defined in the New Agreement) per annum.

       Loans under the Revolving Credit Facility may be repaid and reborrowed. The Company is required to pay to the lenders under the New Credit Agreement in the aggregate a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the average unused portion of the Revolving Credit Facility. An additional commitment fee equal to 1 1/2% per annum on the unused Tranche A Term Loans commitment is also payable quarterly.

       At January 14, 1999, the effect of the transaction was to pay $46.7 million of outstanding Term Loans under the Bank Credit Agreement, $471,000 in accrued interest and fees, $2.5 million in New Agreement transactions fees and expenses and $10.3 million was added to working capital of the Company. In addition, the Company expensed $793,000 in unamortized deferred debt issuance costs related to the Bank Credit Agreement.

       The New Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios, interest coverage ratios and minimum amounts of consolidated net worth. The Company is confident that it will meet all 1999 covenants.

   (C) The Company has $20.0 million Senior Subordinated Promissory Notes due March 15, 2001 held by certain principal shareholders. Interest accrues at the annual rate of 14.14%, payable in quarterly installments. The Note Agreement contains various restrictive covenants similar to the covenants contained in the Term Loan Agreement.

   (D) The Company has a noninterest-bearing note due to certain shareholders of the Predecessor Company. The note is payable solely out of the net proceeds (as defined) of the sale of the land and buildings comprising the Baldwin Place Shopping Center in Somers, NY (see Note 4).

   (E) On December 17, 1993, the Company recapitalized by issuing $80.0 million of 11% Series B Senior Subordinated Notes (the "Series B Notes").

       In addition, the Term Loans were increased by $40.0 million (see B).

       The Series B Notes are unsecured obligations of the Company, ranking subordinated in right of payment to all other outstanding debt of the Company. The Series B Notes mature on February 15, 2004. Interest accrues at the rate of 11% per annum and is payable semiannually on each February 15, and August 15 and commenced on February 15, 1994.

       The Series B Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after February 15, 1999 at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing on February 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon to the date of redemption:


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


       The Indenture (the "Indenture") that governs the Series B Notes imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make certain other restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, incur liens, incur indebtedness which is subordinate in right of payment to any senior debt and senior in right of payment to the Series B Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, issue preferred stock of the Company's subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company, consummate certain asset sales, or adopt a plan of liquidation. At December 26, 1998, the Company was in compliance with all the terms and covenants of the Indenture.

       The maturities for fiscal 1999 excludes maturities of $22.8 million since the Company was able to refinance such amounts on a long-term basis on January 14, 1999. The maturities for fiscal 2000 through 2003 have been adjusted to reflect the amortization of principal under the New Agreement.


          YEAR                                                    (IN THOUSANDS)

          1999                                                       $ 12,499
          2000                                                          5,566
          2001                                                         16,247
          2002                                                         15,986
          2003                                                         35,265
          Thereafter                                                   80,278
                                                                     --------
                                                                     $165,841
                                                                     ========

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts and fair values of the Company's financial instruments for which such amounts differ are as follows:


                                                         DECEMBER 26, 1998                           December 27, 1997
                                              ----------------------------------------    ------------------------------------------
                                                 CARRYING                 FAIR                CARRYING                   FAIR
                                                  AMOUNT                  VALUE                 AMOUNT                   VALUE
                                                       (IN THOUSANDS)                                   (IN THOUSANDS)
  Investments                                  $       -               $       6                $      -               $      4
                                               =========               =========                ========               ========

  Long-term debt (Note 6):
   Bank term loans                             $  46,667               $  46,667                $ 53,500               $ 53,500
   Revolving loan                                  3,000                   3,000                   2,500                  2,500
   11% Senior subordinated notes                  80,000                  80,800                  80,000                 84,800
   Subordinated note due
     March 15, 2001                               20,000                  18,445                  20,000                 17,706
   Notes payable secured by
     equipment                                     9,712                   9,936                  12,748                 13,180
   Notes payable for Wakefern
     stock subscriptions                           2,580                   2,580                   1,004                  1,004
   Notes payable, Insure-Rite                          8                       8                      17                     17
   Mortgage bond payable for land                  1,374                   1,374                   1,229                  1,229
   Secured nonrecourse note                        2,500                   2,500                   2,500                  2,500
                                               ---------               ---------                --------               --------

                                               $ 165,841               $ 165,310                $173,498               $176,436
                                               =========               =========                ========               ========


   The fair values of investments are based on quoted market prices at December 26, 1998 and December 27, 1997. Similarly, the fair value of long-term debt is based on quoted market prices on December 26, 1998 and December 27, 1997 or in the absence of such quoted market prices the latest available quoted market price is used. The fair values of the Bank Term Loans at December 26, 1998 and December 27, 1997 approximated their carrying value due to their floating interest rates. The fair values of the Subordinated Note due March 15, 2001 and the Company's note payable secured by equipment are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar type borrowings. The fair values of the remaining notes payable and mortgage bond payable were assumed to reasonably approximate their carrying value since the interest rates associated with these borrowings approximate market and the remaining maturities are relatively short-term. The fair value of the secured nonrecourse note was assumed to reasonably approximate its carrying value because it is payable solely out of the net proceeds of the sale, exchange or development of the Somers, NY location (see Note 4).

8. COMMITMENTS AND CONTINGENCIES

   DESCRIPTION OF LEASING ARRANGEMENTS - The Company currently conducts all of its operations from leased facilities. Store leases generally are entered into for terms ranging from 10 to 25 years. All of the Company's leases expire over the next 25 years.

   Most of the Company's leases contain renewal options of five or ten years each. These options enable the Company to retain use of facilities in desirable operating areas. Management expects, in the normal course of business, leases will be renewed or replaced by other leases. The Company is obligated on all leases to pay for utilities and liability insurance and, in accordance with the terms of certain store leases, to pay additional sums related to real estate taxes, maintenance, insurance and additional rent based upon a percentage of sales in excess of stipulated amounts. The Company is also obligated to pay scheduled rent increases for certain stores.

   During June 1995, the Company was notified that the sub-lessee for which the Company is the primary lessee filed for bankruptcy and subsequently vacated the leased premises. The Company is liable under this lease for the minimum annual rentals over the remaining initial lease term, certain common area maintenance expenses and property taxes. At December 26, 1998, no amounts are accrued as the site is leased to a qualified sub-tenant. The Company will continue to monitor and assess its exposure with respect to this matter as the actual costs could differ from the Company's current estimates.

   CAPITAL LEASES - The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 26, 1998:


     YEAR                                                    (IN THOUSANDS)


     1999                                                       $ 4,643
     2000                                                         4,684
     2001                                                         4,710
     2002                                                         4,734
     2003                                                         4,838
     2004 and thereafter                                         34,248
                                                                -------

     Net minimum lease payments                                  57,857

      Less amount representing interest                          31,821
                                                                -------

                                                                $26,036
                                                                =======


   No contingent lease payments were made under capital leases for the years ended December 26, 1998, December 27, 1997 and December 28, 1996.

   OPERATING LEASES - The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 26, 1998:



     YEAR                                                      (IN THOUSANDS)


     1999                                                         $ 13,803
     2000                                                           13,807
     2001                                                           13,920
     2002                                                           13,665
     2003                                                           13,200
     2004 and thereafter                                           190,575
                                                                  --------

     Total minimum payments                                       $258,970
                                                                  ========

   RENTAL EXPENSE - The following schedule shows the composition of total rental expense for all operating leases for the years ended December 26, 1998, December 27, 1997 and December 28, 1996:


                                                        DECEMBER 26,           DECEMBER 27,          DECEMBER 28,
                                                           1998                   1997                  1996
                                                                            (IN THOUSANDS)
     Minimum rentals                                     $ 10,537               $7,711                  $ 6,745
     Contingent rentals                                       299                   59                       58
     Noncash rent expense                                   1,273                1,100                      723
     Reduction of noncash rent expense
       due to sale of Connecticut stores                        -                    -                     (229)
                                                         --------               ------                  -------

     Total rental expense                                $ 12,109               $8,870                  $ 7,297
                                                         ========               ======                  =======

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

   INSURE-RITE PREMIUM CALLs - During 1997, the Company's general liability insurer, Insure-Rite, Ltd., made additional premium calls of $922,000 and $806,000 relating to policy years 1993 and 1994, respectively. At December 26, 1998, the accompanying balance sheet includes the remaining amounts due under the above mentioned call premium. The Company has no liability for additional premium calls. During fiscal 1998, the Company made premium payments of $615,000 and $269,000 for policy years 1993 and 1994, respectively. On November 1, 1998, Wakefern, on behalf of its members, entered into a long-term, nonretrospectively rated general liability insurance policy from an independent insurer.

   Wakefern and the Big V Companies have the ability to use Insure-Rite, Ltd., in future years should premium based policies become unfavorable.

   The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

   POSTEMPLOYMENT BENEFITS - During fiscal 1997, the Company created a Voluntary Resignation and Separation Incentive Program ("Program"). The Program was offered to certain eligible union employees and acceptance of the Program terms was required by December 31, 1997. At December 26, 1998 and December 27, 1997, the Company has a recorded liability of $43,000 and $169,000, respectively, in accordance with the provision of Statement of Financial Accounting Standards No.112, Employer's Accounting for Postemployment Benefits.

9. INCOME TAXES

   The benefit for income taxes at December 26, 1998, December 27, 1997 and December 28, 1996 is comprised of the following:


                                                                        1998           1997            1996
                                                                                 (IN THOUSANDS)
     Provision (benefit) for Federal income taxes:
      Current                                                           $1,117        $   396        $  (642)
      Deferred                                                             368         (1,090)        (1,749)
                                                                        ------        -------        -------

     Total provision (benefit) for Federal
      income taxes                                                       1,485           (694)        (2,391)
                                                                        ------        -------        -------

     Provision (benefit) for state income taxes:
      Current                                                               35            691              -
      Deferred                                                             340         (1,622)          (118)
                                                                        ------        -------        -------

     Total provision (benefit) for state income taxes                      375           (931)          (118)
                                                                        ------        -------        -------

     Total income tax provision (benefit)                               $1,860        $(1,625)       $(2,509)
                                                                        ======        =======        =======


   The actual income tax benefit differs from the statutory tax rate as follows:

                                                                          1998           1997           1996
                                                                                    (IN THOUSANDS)
     Federal statutory tax rate of 34%                                   $  670        $(1,485)       $(2,198)
     Goodwill amortization                                                  674            674            684
     State tax, net of Federal income
       tax benefit                                                          247             92           (311)
     Loss carrybacks taken at 46% rate                                        -              -           (678)
     Refunds in excess of accrual                                             -           (419)             -
     Adjustments to deferred taxes                                          389           (435)             -
     Other                                                                 (120)           (52)            (6)
                                                                         ------        -------        -------

     Total income tax provision (benefit)                                $1,860        $(1,625)       $(2,509)
                                                                         ======        =======        =======

   The net deferred income tax liabilities/(assets) of the Company for the years ended December 26, 1998 and December 27, 1997 consist of the following:

                                                                          DECEMBER 26,         DECEMBER 27,
                                                                              1998                 1997
                                                                                    (IN THOUSANDS)
     Current deferred tax liabilities/(assets):
       Prepaid expenses                                                       $    482             $    696
       Receivables                                                               2,223                2,070
       Inventory                                                                 3,722                3,722
       Accounts payable                                                           (214)                (336)
                                                                              --------             --------

                Total current deferred tax liabilities                           6,213                6,152
                                                                              --------             --------

     Noncurrent deferred tax liabilities/(assets):
       Property and equipment (including capital leases)                         7,530                8,971
       Wakefern Warehouse Agreement                                             13,552               13,976
       Other long-term liabilities                                              (1,086)                (976)
       Other assets                                                              1,243                  911
       Capital leases                                                          (10,662)             (10,915)
       Alternative minimum tax credit carryforward                              (2,873)              (2,194)
       Federal tax credit carryforward                                            (275)                (120)
       Net operating loss carryforward - state                                  (1,543)              (2,209)
       Net operating loss carryforward - federal                                     -               (2,189)
       Valuation allowance                                                         184                  168
                                                                              --------             --------

                Total noncurrent deferred tax liabilities                        6,070                5,423
                                                                              --------             --------

     Net deferred income tax liability                                        $ 12,283             $ 11,575
                                                                              ========             ========


   The Company records the consolidated Holding Federal and State provision or benefit. If the Company were to file its own Federal and State returns, such amounts would not be materially different from the consolidated Holding returns.

   Realization of deferred tax assets associated with the net operating loss
   (NOL) and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

   The Company's net operating loss and credit carryforwards at December 26, 1998 expire as follows:


                                                                  FEDERAL                       STATE
                                                          OPERATING         TAX        OPERATING       TAX
     EXPIRATION DATES                                      LOSSES         CREDITS        LOSSES      CREDITS
                                                                              (IN THOUSANDS)
     1999 - 2000                                                    -              -         1,390          -
     2001 - 2004                                                    -              -           144        106
     2005 - 2007                                                    -              -             -          -
     2008 - thereafter                                              -            131        14,513          -
     No expiration                                                  -          2,873             -          -


   In August 1993, the U.S. Congress enacted the Omnibus Budget Reconciliation Act of 1993 (the "Act") which, among other things, increased the Federal Income tax rates to 35% from 34% for corporations with taxable income in excess of $10.0 million. Since the Company has not attained such level of taxable income, the Act has had no effect on the operating results and the deferred income tax liability at December 26, 1998 and December 27, 1997 and continues to represent the tax effect of temporary differences at a 34% rate.

10. EMPLOYEE BENEFIT PLANS

    The Company has a noncontributory discretionary profit-sharing retirement plan for officers and nonunion employees and incentive programs for certain management personnel and officers. The Company has amended the profit sharing retirement plan to include a qualified cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code. Under this arrangement, officers and nonunion employees may elect to forego the current receipt of up to 10% of their cash compensation and have such amounts contributed to the plan on their behalf. In addition, the Company matches 25% of such elected amounts up to 5% of each individual employee's income. The Company is also obligated for pension and welfare payments for pension plans covering substantially all employees whose terms of employment are covered under collective bargaining agreements. For the years ended December 26, 1998, December 27, 1997 and December 28, 1996, provisions for these plans were as follows:


                                        COMPANY PROFIT-SHARING (INCLUDING            UNION PENSION
                                     401(K) ARRANGEMENT) AND INCENTIVE PLANS          AND WELFARE
                                                 (IN THOUSANDS)                      (IN THOUSANDS)
     1996                                           $  913                              $7,284
     1997                                            1,247                               7,198
     1998                                              906                               8,423


11. RELATED PARTY TRANSACTIONS

    INVESTMENT IN WAKEFERN FOOD CORP. - The Company is a stockholder of Wakefern Food Corp. ("Wakefern"), a corporation operated on a cooperative basis for its stockholder customers. The Company is restricted with regard to its ability to dispose of its stock ownership of Wakefern. Such restrictions include all sales, transfers, assignments, pledges, encumbrances or other dispositions, except to Wakefern or as permitted by Wakefern or Wakefern's By-Laws. The Company, along with other stockholder members, is obligated to purchase at least 85% of its merchandise requirements from Wakefern under a Warehouse Agreement which contains an evergreen provision providing for a continual 10-year expiration date for all members. The Company purchased product from Wakefern totaling $562 million, $548 million and $531 million for the years ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively. Additional net payments made to Wakefern approximate $25 million and relate to supplies and services purchased from Wakefern, repayment of notes payable, required contributions to fund reserves for potential work stoppages, partially offset by credits received in the normal course of business (excluding patronage dividend receipts.)

    At December 26, 1998 and December 27, 1997, the Company was indebted to Wakefern for approximately $32 million and $30 million, respectively, representing current charges in the ordinary course of business, which have been included in accounts payable. The Company was indebted to Wakefern for various notes payable approximating $8,000 at December 26, 1998.

    As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket owned, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $500,000 at December 26, 1998 and $450,000 at December 27, 1997 and December 28, 1996. The Company's shares of stock in Wakefern are assigned to and held by Wakefern as collateral security for any amounts owed. The Company has

    Subscription Agreements to invest additional funds in Wakefern and has remaining unfunded balances of $2,803,000 as of December 26, 1998 and $1,211,000 as of December 27, 1997 (see Note 6).

    As a member of Wakefern, the Company is entitled to a share of an annual Wakefern patronage dividend calculated after the close of Wakefern's fiscal year ending the last Saturday in September, as the result of the distribution of all operating profits to its members on a pro rata basis based on the actual member purchases from each merchandising division. It is the Company's policy to accrue monthly an estimate of the annual patronage dividend. The patronage dividend was $9,334,000, $8,838,000 and $7,908,000 for fiscal years 1998, 1997 and 1996, respectively. The Company reflects this patronage dividend as a reduction of cost of sales in the consolidated statements of income (loss). At December 26, 1998, December 27, 1997 and December 28, 1996, accounts receivable includes approximately $5,541,000, $5,166,000 and $4,822,000, respectively, for this aforementioned patronage dividend.

    OTHER - Holding has agreements with certain of its stockholders which require the annual payment of management consulting fees. Such fees approximated $250,000 at December 26, 1998, December 27, 1997 and December 28, 1996.

    At December 26, 1998 and December 27, 1997, certain executives and other key employees of the Company held 55,978 and 82,138, respectively, stock options to purchase Holding Class A common stock. The outstanding stock options at December 26, 1998 have a weighted average contractual life of 7.7 years and an exercise price of $35. Exerciseable options equaled 17,438 and 6,738 for the fiscal years ended December 26, 1998 and December 27, 1997, respectively.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which requires either the recognition of compensation expense for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to provide the supplemental information required by SFAS No. 123. The Company believes that the supplemental disclosures required by SFAS No. 123 are not material as net income would be decreased and net loss increased by less than 1% had stock-based compensation been recognized as expense under the provisions of this Statement.

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

Exhibit    Exhibit
  No.      Description
-------    -----------
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

4.30 Sixth Amendment and Waiver dated as of April 8, 1998 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

4.31* Seventh Amendment dated as of October 2, 1998 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

4.32* Eighth Amendment dated as of October 21, 1998 to Amended and Restated Bank Credit Agreement dated December 17, 1993 between Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., various banks, and Bankers Trust Company, as agent.

4.33** Credit Agreement dated as of January 14, 1999 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., Various Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Summit Bank, as Documentation Agent.

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

10.4 Letter Agreement between Big V Supermarkets, Inc., BV Holdings Corporation, Big V Holding Corp., Thomas H. Lee Equity Partners, L.P., Joseph S. Frelinghuysen, ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., David G. Bronstein, Gary S. Koppele, Cornelius J. J. Madera, Jr. and Wakefern Food Corporation dated November 22, 1993.

10.5       By-Laws of Wakefern Food Corporation.

10.6 Stockholders Agreement dated as of August 20, 1987 by and among Wakefern Food Corp., and each of the Member-Stockholders of Wakefern.

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

10.32 Management Stock Subscription Agreement between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.33 Stock Pledge Agreement between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.34 Secured Promissory Note between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.35 Secured Promissory Note between Big V Holding Corp. and Donald J. Trella, dated August 29, 1997.

10.36 Non-Qualified Time Accelerated Restricted Stock Option Agreement with Don Trella, dated October 8, 1997.

10.37 Non-Qualified Time Accelerated Restricted Stock Option Agreement with Joseph V. Fisher, dated December 21, 1997.

10.38 Non-Qualified Time Accelerated Restricted Stock Option Agreement with Stephen Hittman, dated December 21, 1997.

10.39 Secured Promissory Note between Big V Holding Corp. and James A. Toopes, Jr. dated August 7, 1998

10.40 Addendum to Stock Pledge Agreement dated December 14, 1996 between Big V Holding Corp. and James A. Toopes, Jr. dated August 7, 1998

12.1**     Statement re: computation of ratio of earnings to fixed charges.

21.1       Subsidiaries of the Registrant.

27**       Financial Data Schedule

_______________________

  * Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998.

 **        Included herein.