Form 10-Q
period 1999-03-20
BIG V SUPERMARKETS INC
filed 1999-05-04
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 20, 1999
                                                --------------
                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to
                                              -----    -----

Commission file number 1-6814


                           BIG V SUPERMARKETS, INC.
            (Exact name of registrant as specified in its charter)


                NEW YORK                                         14-1459448
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

176 North Main Street, Florida, New York                            10921
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

Shares of Common Stock outstanding as of May 4, 1999:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                           BIG V SUPERMARKETS, INC.
                FORM 10-Q FOR THE 12 WEEKS ENDED MARCH 20, 1999

                                     INDEX

                                    PART I
                             FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1.  Financial Statements

           Unaudited Consolidated Statements of Loss.............        3

           Unaudited Consolidated Balance Sheets.................        4

           Unaudited Consolidated Statements of Cash Flows.......        5

           Notes to Unaudited Consolidated Financial Statements..        6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................        7-11

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.......................................        12

Item 2.  Changes in Securities...................................        12

Item 3.  Defaults upon Senior Securities.........................        12

Item 4.  Submission of Matters to a Vote of Security Holders.....        12

Item 5.  Other Information.......................................        12

Item 6.  Exhibits and Reports on Form 8-K........................        12

SIGNATURES.......................................................        13

                           BIG V SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                                (In Thousands)

                                                                     UNAUDITED
                                                           -------------------------------
                                                           For the Twelve   For the Twelve
                                                             Weeks Ended      Weeks Ended
                                                           March 20, 1999   March 21, 1998
                                                           --------------   --------------
SALES                                                          $190,697         $182,237
                                                               --------         --------
COSTS AND EXPENSES:
   Cost of Sales (exclusive of depreciation and
       amortization shown separately below)                     140,131          135,020
   Selling, general and administrative                           41,685           38,929
   Depreciation and amortization                                  3,750            3,601
   Interest expense, net of interest income of $102 and
       $67 for the 12 week periods ended March 20, 1999
       and March 21, 1998, respectively                           5,120            5,217
                                                               --------         --------
       Total costs and expenses                                 190,686          182,767
                                                               --------         --------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY CHARGE                                         11             (530)

INCOME TAX EXPENSE (BENEFIT)                                        189             (190)
                                                               --------         --------

LOSS BEFORE EXTRAORDINARY CHARGE                                   (178)            (340)

EXTRAORDINARY CHARGE, net of tax benefit of $246                   (547)               -
                                                               --------         --------

NET LOSS                                                       $   (725)        $   (340)
                                                               ========         ========


           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                  (UNAUDITED)
                                                                MARCH 20, 1999   DECEMBER 26, 1998 1
                                                                ---------------  --------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                               $ 16,751            $ 15,674
 Accounts receivable                                                   8,401              11,941
 Inventories                                                          34,634              35,493
 Refundable income taxes                                                 691                 630
 Prepaid expenses and other current assets                             3,067               2,282
 Asset held for sale                                                   4,567               4,482
                                                                    --------            --------

     Total current assets                                             68,111              70,502

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $88,655 at March 20, 1999
 and $85,756 at December 26, 1998                                     55,206              57,521

GOODWILL - Less accumulated amortization of $15,403 at
 March 20, 1999 and $14,938 at December 26, 1998                      63,906              64,371

INVESTMENT IN WAKEFERN FOOD CORPORATION                               13,173              13,173

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $8,512 at March 20, 1999 and $8,273 at
 December 26, 1998                                                    32,856              33,095

OTHER ASSETS                                                          10,633               9,002
                                                                    --------            --------

TOTAL ASSETS                                                        $243,885            $247,664
                                                                    ========            ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                   $ 35,248            $ 43,822
 Accrued expenses and taxes other than income taxes                   13,966              16,825
 Deferred income taxes                                                 6,203               6,213
 Current portion of long-term debt                                     9,384              12,499
 Current portion of capitalized lease obligations                        808                 808
                                                                    --------            --------

     Total current liabilities                                        65,609              80,167
                                                                    --------            --------

OTHER LONG-TERM LIABILITIES                                           10,056              10,056
                                                                    --------            --------

LONG-TERM DEBT - Less current portion                                165,332             153,342
                                                                    --------            --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                  25,042              25,228
                                                                    --------            --------

DEFERRED INCOME TAXES                                                  6,070               6,070
                                                                    --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                              1                   1
 Paid-in capital                                                       8,105               8,405
 Accumulated deficit                                                 (36,330)            (35,605)
                                                                    --------            --------

     Total stockholder's deficit                                     (28,224)            (27,199)
                                                                    --------            --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                         $243,885            $247,664
                                                                    ========            ========

 /1/ Taken from the audited consolidated financial statements for the year ended December 26, 1998.


           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  UNAUDITED
                                                       -------------------------------
                                                       For the Twelve   For the Twelve
                                                         Weeks Ended      Weeks Ended
                                                       March 20, 1999   March 21, 1998
                                                       ---------------  --------------
CASH BALANCE, BEGINNING OF PERIOD                          $ 15,674          $13,498
                                                           --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      (725)            (340)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                              3,750            3,601
   Amortization of deferred debt costs                          206              270
   Write-off of unamortized deferred financing costs            793                -
   Amortization of discount on debt                              25               28
   Noncash rent expense                                         231              332
   Deferred income taxes                                        (10)               -
   Loss on disposal of equipment                                  -                2

 Changes in assets and liabilities:
   Decrease in accounts receivable                            3,540            4,659
   Decrease in inventories                                      859            1,520
   Increase in refundable income taxes                          (61)            (203)
   Increase in prepaid expenses                                (822)            (708)
   Increase in assets held for sale                             (85)               -
   Increase in other assets                                    (122)            (438)
   Decrease in accounts payable                              (8,574)          (8,278)
   Decrease in accrued expenses                              (2,859)          (4,062)
   Decrease in other long-term liabilities                     (231)            (518)
                                                           --------          -------

      Net cash used in operating activities                  (4,085)          (4,135)
                                                           --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                      (696)          (3,589)
   Proceeds from the sale of store equipment                      1                3
   Increase in investment in Wakefern Food Corp.                  -              (40)
                                                           --------          -------
      Net cash used in investing activities                    (695)          (3,626)
                                                           --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                        60,000               32
   Proceeds from revolver borrowings                              -           10,000
   Principal payments on long-term debt                     (48,150)          (4,330)
   Payments on revolver borrowings                           (3,000)               -
   Financing fees in connection with new senior debt         (2,507)               -
   Principal payments on capital lease obligations             (186)            (143)
   Return of capital to Holding                                (300)               -
                                                           --------          -------
      Net cash provided by financing activities               5,857            5,559
                                                           --------          -------
NET INCREASE (DECREASE) IN CASH                               1,077           (2,202)
                                                           --------          -------
CASH BALANCE, END OF PERIOD                                $ 16,751          $11,296
                                                           ========          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                $  7,047          $ 7,177
   Income taxes                                            $      4          $    14


           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


  1.  Basis of Presentation
      ---------------------

     The accompanying interim consolidated financial statements as of and for the period ended March 20, 1999, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 26, 1998, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 26, 1998. Operating results for the periods presented are not necessarily indicative of the results for the entire fiscal year.


  2.  Income Taxes
      ------------

     Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting".


  3.  Preopening Costs
      ----------------

     Effective December 27, 1998, the Company adopted Statement of Position
(SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. There was no financial statement impact related to the adoption of this SOP.


   4.  Extraordinary Charge
       --------------------

     On January 14, 1999 the Company refinanced its existing Credit Agreement ("Agreement") by entering into a new Bank Credit Agreement ("New Agreement") with different lenders. The Company repaid amounts due under the Agreement prior to their scheduled maturity dates and recognized an extraordinary after-tax charge of $547,000 as a result of writing-off unamortized deferred financing costs associated with the Agreement.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.

                                                     12 Weeks Ended   12 Weeks Ended
                                                     March 20, 1999   March 21, 1998
                                                     --------------   --------------
Income Statement Data:
Sales...........................................         100.0%           100.0%
Gross margin....................................          26.5             25.9
Selling, general and administrative.............          21.9             21.4
EBITDA (1)......................................           4.7              4.6
Depreciation and amortization...................           2.0              2.0
Interest, net...................................           2.7              2.9
                                                        ------           ------
Income (Loss) before income taxes
and extraordinary charge........................           0.0             (0.3)
Income tax expense (benefit)....................           0.1             (0.1)
                                                        ------           ------
Loss before extraordinary charge................          (0.1)            (0.2)
Extraordinary charge............................          (0.3)               -
                                                        ------           ------
Net loss........................................          (0.4)%           (0.2)%
                                                        ======           ======

Other Data (in millions):
EBITDA..........................................        $  9.1           $  8.5
                                                        ======           ======

Net cash used in operating activities...........        $ (4.1)          $ (4.1)
                                                        ======           ======

Net cash used in investing activities...........        $ (0.7)          $ (3.6)
                                                        ======           ======

Net cash provided by financing activities.......        $  5.9           $  5.5
                                                        ======           ======

---------------------
(1) EBITDA represents earnings before interest expense, depreciation and amortization, including noncash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary component of many of the Company's debt covenants. Noncompliance with a covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Results of Operations

12 Weeks Ended March 20, 1999 Compared to 12 Weeks Ended March 21, 1998

 Sales

     Total store sales were $190.7 million and $182.2 million for the 12 week periods ended March 20, 1999 and March 21, 1998, respectively, reflecting a 4.6% increase over the prior year. The increase in total store sales was attributable to sustained growth across the chain supplemented by the opening of the Company's thirty-second store in Mt. Vernon, New York and a major renovation of the Company's Kingston, New York store.

     Same store sales increased 3.7% to $182.6 million from the comparable prior year amount of $176.0 million.


 Gross Margin

     Gross margin increased in 1999 to 26.5% of sales compared to 25.9% for the comparable prior year period. The margin increase was primarily the result of improvements in nonperishable selling margins, improvements in stock loss and lower product costs.


 Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to 21.9% of sales for the 12-week period ended March 20, 1999 as compared to 21.4% for the 12-week period ended March 21, 1998. The increase was attributable to higher advertising, occupancy, and other store overhead costs.


 EBITDA

     EBITDA increased 7.1% to $9.1 million for the 12-week period ended March 20, 1999, compared to $8.5 million for the prior year period. The quarterly EBITDA margin increased 0.1% to 4.7% and was attributable to increases in sales and gross margin (0.6%) reduced by increases in selling, general and administrative expenses (0.5%).


 Depreciation and Amortization

     Depreciation and amortization, as a percentage of sales, was 2.0% for the 12-week periods ended March 20, 1999 and March 21, 1998. The consistent rate represents an absolute dollar increase of $0.1 million. The increase was due to depreciation on equipment for the Company's 1997 and 1998 expanded and replaced stores partially offset by an increased number of fully depreciated leasehold improvements.

 Interest, net

     Interest, net, decreased $0.1 million or 0.2% of sales for the 12 week period ended March 20, 1999 compared to the prior year period. The decrease was due to lower average outstanding borrowings resulting from the refinancing and reduced capital expenditures.


 Net Loss

     Net loss for the 12 week period ended March 20, 1999 was $0.7 million compared to the net loss of $0.3 million in the prior year. The increase in net loss in the current quarter was attributable to the extraordinary write-off of unamortized deferred financing fees from the Company's old senior debt.


Liquidity and Capital Resources

     The Company completed a $60.0 million debt refinancing on January 14, 1999. This enabled the Company to pay off its existing senior debt of $46.7 million and revolver borrowings of $3.0 million. All other mandatory principal payments required by the various debt agreements were paid during the 12 week period ended March 20, 1999.

     The Company had a working capital ratio of 1:1 at March 20, 1999 and .9:1 at December 26, 1998. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12 weeks ended March 20, 1999 was cash flows generated through operations supplemented by additional working capital derived from the Company's refinancing.

     Net cash used in operating activities was $4.1 million for the 12 week periods ended March 20, 1999 and March 21, 1998. An increase in noncash items, primarily the write-off of unamortized deferred financing fees associated with the old senior debt, was offset by increased use of working capital.

     Net cash used in investing activities was $0.7 million and $3.6 million for the 12 week periods ended March 20, 1999 and March 21, 1998, respectively. The decrease from the prior year was due to concentrated capital spending in the final three quarters of 1999 and the completion and opening of the Company's new store in Mt. Vernon, New York in the first quarter of 1998.

     Net cash provided by financing activities was $5.9 million and $5.6 million for the 12 week periods ended March 20, 1999 and March 21, 1998, respectively. The increase was due to the refinancing of the Company's senior debt.

     For the 52 weeks ending December 25, 1999, the Company projects its major uses of cash as follows: (i) cash interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $15.0 million; and (iii) scheduled debt and capital lease payments of $13.3 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New York). Management believes operating cash flow, together with borrowings under the bank revolving credit facility, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

     The new Bank Credit Agreement ("New Agreement") provides for a $25.0 million revolving credit facility. No borrowings were outstanding as of March 20, 1999. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The New Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios, interest coverage ratios and minimum amounts of consolidated net worth. The Company was in full compliance with all of its financial covenants as of March 20, 1999 and management believes the Company will remain in compliance for the next twelve months.


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

     The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT systems that are considered critical to its business operations. Wakefern provides all of the Company's financial, general ledger and payroll applications and a majority of the Company's processing services. Some in-store IT systems are currently Y2K compliant. Others, including receiving and labor management are at various stages of remediation or testing. The Company anticipates all critical IT systems will be Y2K compliant before the end of 1999.

     The Company has substantially completed an inventory of its Non-IT systems, which includes those systems containing embedded chip technology commonly found in buildings and related equipment. Remediation required for the Non-IT systems will be performed throughout 1999.

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

     Although the Company does not expect Y2K issues to have a material adverse impact on the Company's business as a result of the aforementioned comments, the Company's Y2K compliance is dependent upon key business partners (primarily Wakefern) also being Y2K compliant on a timely basis. Accordingly, there can be no guarantee the Company's overall efforts will prevent a material adverse impact on the Company's future results of operations, financial condition and cash flows. The possible consequences to the Company of not being fully Y2K compliant include temporary supermarket closings, delays in the receipt of merchandise, errors in product ordering or acquisition and other financial transactions and the inability to efficiently process customer purchases. In addition, business disruptions could result from the loss of power or the loss of communication (satellite, phone, or other) among supermarkets, Wakefern and the Company's corporate offices. However, the Company believes established contingency plans supplemented by Wakefern's available resources will help to minimize the impact of any isolated disruptions.


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

Item 3.  Defaults upon Senior Securities
              Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
              Not applicable.

Item 5.  Other Information
              Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
              (a)  Exhibits

                   10.41  Promissory Note between Big V Holding Corp. and James
                          A. Toopes. Jr., dated December 28, 1998.

                   10.42 Employment and Non-Competition Agreement dated as of February 23, 1999 between Mark S. Schwartz, Big V Holding Corp. and Big V Supermarkets, Inc.

                   27     Financial Data Schedule

              (b)  Reports on Form 8-K
                   March 1, 1999 Appointment of New President and Chief Executive Officer

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIG V SUPERMARKETS, INC.


Date:  May 4, 1999                  /s/  James A. Toopes, Jr.
                                    -------------------------------------
                                    James A. Toopes, Jr.
                                    Vice Chairman, Chief Financial and
                                    Administrative Officer



Date:  May 4, 1999                  /s/  John Onufer, Jr.
                                    ---------------------------------------
                                    John Onufer, Jr.
                                    Vice President - Controller