Form 10-Q
period 1999-06-12
BIG V SUPERMARKETS INC
filed 1999-07-27
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 12, 1999
                                                -------------
                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  x    No
                                                  ---      ---
Shares of Common Stock outstanding as of July 26, 1999:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                           BIG V SUPERMARKETS, INC.
                FORM 10-Q FOR THE 12-WEEKS ENDED JUNE 12, 1999

                                     INDEX

                                    PART I
                             FINANCIAL INFORMATION

                                                                                PAGE NO.
                                                                                --------
Item 1.   Financial Statements

             Unaudited Consolidated Statements of Income (Loss)...............       3

             Unaudited Consolidated Balance Sheets............................       4

             Unaudited Consolidated Statements of Cash Flows..................       5

             Notes to Unaudited Consolidated Financial Statements.............       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................     7-11

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings...................................................       12

Item 2.   Changes in Securities...............................................       12

Item 3.   Defaults upon Senior Securities.....................................       12

Item 4.   Submission of Matters to a Vote of Security Holders.................       12

Item 5.   Other Information...................................................       12

Item 6.   Exhibits and Reports on Form 8-K....................................       12

SIGNATURES....................................................................       13

                           BIG V SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (In Thousands)

                                                                                   UNAUDITED
                                                         -----------------------------------------------------------
                                                            Twelve         Twelve       Twenty-Four     Twenty-Four
                                                          Weeks Ended    Weeks Ended    Weeks Ended     Weeks Ended
                                                         June 12, 1999  June 13, 1998  June 12, 1999   June 13, 1998
                                                         -------------  -------------  -------------   -------------
SALES                                                      $   192,711    $   184,765    $   383,408     $   367,002
                                                           -----------    -----------    -----------     -----------

COSTS AND EXPENSES:
 Cost of Sales (exclusive of depreciation and
   amortization shown separately below)                        141,427        135,993        281,558         271,013
 Selling, general and administrative                            40,718         38,442         82,402          77,371
 Depreciation and amortization                                   3,840          3,755          7,590           7,356
 Interest expense, net of interest income of $109 and
  $44 for the 12-week periods and $211 and $111
  for the 24-week periods ended June 12, 1999
  and June 13, 1998, respectively                                5,244          5,497         10,365          10,714
                                                           -----------    -----------    -----------     -----------
  Total costs and expenses                                     191,229        183,687        381,915         366,454
                                                           -----------    -----------    -----------     -----------
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY CHARGE                                     1,482          1,078          1,493             548

INCOME TAX EXPENSE                                               1,013            511          1,202             321
                                                           -----------    -----------    -----------     -----------

INCOME BEFORE EXTRAORDINARY CHARGE                                 469            567            291             227

EXTRAORDINARY CHARGE, net of tax benefit of $246                     -              -            547               -
                                                           -----------    -----------    -----------     -----------

NET INCOME (LOSS)                                          $       469    $       567    $      (256)    $       227
                                                           ===========    ===========    ===========     ===========

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                 (UNAUDITED)
                                                                JUNE 12, 1999      DECEMBER 26, 1998/1/
                                                                --------------     --------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                                $ 18,296              $ 15,674
 Accounts receivable                                                   10,910                11,941
    Inventories                                                        37,388                35,493
    Refundable income taxes                                                 -                   630
 Prepaid expenses and other current assets                              3,229                 2,282
    Asset Held for Sale                                                 4,629                 4,482
                                                                     --------              --------

     Total current assets                                              74,452                70,502

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $91,707 at June 12, 1999
 and $85,756 at December 26, 1998                                      54,739                57,521

GOODWILL - Less accumulated amortization of $15,867 at
 June 12, 1999 and $14,938 at December 26, 1998                        63,442                64,371

INVESTMENT IN WAKEFERN FOOD CORPORATION                                13,173                13,173

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $8,751 at June 12, 1999 and $8,273
 at December 26, 1998                                                  32,617                33,095

OTHER ASSETS                                                           10,533                 9,002
                                                                     --------              --------

TOTAL ASSETS                                                         $248,956              $247,664
                                                                     ========              ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                    $ 41,512              $ 43,822
 Accrued expenses and taxes other than income taxes                    14,403                16,825
 Income taxes payable                                                     572                     -
 Deferred income taxes                                                  6,377                 6,213
 Current portion of long-term debt                                      8,405                12,499
 Current portion of capitalized lease obligations                         893                   808
                                                                     --------              --------

     Total current liabilities                                         72,162                80,167
                                                                     --------              --------

OTHER LONG-TERM LIABILITIES                                            10,132                10,056
                                                                     --------              --------

LONG-TERM DEBT - Less current portion                                 164,047               153,342
                                                                     --------              --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                   24,770                25,228
                                                                     --------              --------

DEFERRED INCOME TAXES                                                   5,600                 6,070
                                                                     --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                               1                     1
 Paid-in capital                                                        8,105                 8,405
 Accumulated deficit                                                  (35,861)              (35,605)
                                                                     --------              --------

     Total stockholder's deficit                                      (27,755)              (27,199)
                                                                     --------              --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                          $248,956              $247,664
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

                           BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                      UNAUDITED
                                                           -----------------------------
                                                            Twenty-Four     Twenty-Four
                                                            Weeks Ended     Weeks Ended
                                                           June 12, 1999   June 13, 1998
                                                           --------------  --------------

CASH BALANCE, BEGINNING OF PERIOD                               $ 15,674         $13,498
                                                                --------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  (256)            227
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                                    7,590           7,356
  Amortization of deferred debt costs                               (349)            540
  Write-off of unamortized deferred financing costs                  793               -
  Amortization of discount on debt                                    49              52
  Noncash rent expense                                               521             688
  Deferred income taxes                                             (306)             63

 Changes in assets and liabilities:
  Decrease in accounts receivable                                  1,031           3,310
  (Increase) decrease in inventories                              (1,895)          2,140
  Decrease in refundable income taxes                                630             339
  Increase in prepaid expenses                                    (1,026)         (1,043)
  Increase in asset held for sale                                   (147)              -
  Decrease (increase) in other assets                                532            (664)
  Decrease in accounts payable                                    (2,310)         (4,136)
  (Decrease) increase in accrued expenses                         (2,422)            174
  Increase in income taxes payable                                   572               -
  Decrease in other long-term liabilities                           (445)           (650)
                                                                --------         -------
    Net cash provided by operating activities                      2,562           8,396
                                                                --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                          (3,324)         (5,738)
  Proceeds from the sale of store equipment                            2               5
  Increase in investment in Wakefern Food Corp.                        -             (40)
                                                                --------         -------
    Net cash used in investing activities                         (3,322)         (5,773)
                                                                --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                              60,000              65
  Proceeds from revolver borrowings                                    -           3,500
  Principal payments on long-term debt                           (50,438)         (6,800)
  Payments on revolver borrowings                                 (3,000)              -
  Financing fees in connection with new senior debt               (2,507)              -
  Principal payments on capital lease obligations                   (373)           (286)
  Return of capital to Holding                                      (300)              -
                                                                --------         -------
    Net cash provided by (used in) financing activities            3,382          (3,521)
                                                                --------         -------
NET INCREASE (DECREASE) IN CASH                                    2,622            (898)
                                                                --------         -------
CASH BALANCE, END OF PERIOD                                     $ 18,296         $12,600
                                                                ========         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                     $ 10,290         $ 9,966
   Income taxes                                                 $     10         $    19

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


     1.   Basis of Presentation
          ---------------------

     The accompanying interim consolidated financial statements as of and for the period ended June 12, 1999, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 26, 1998 has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

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


     3.   Preopening Costs
          ----------------

     Effective December 27, 1998, the Company adopted Statement of Position
(SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires the costs associated with start-up activities, such as opening a store, be expensed as incurred. There was no financial statement impact related to the adoption of this SOP.


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


                                                   12-Weeks Ended   12-Weeks Ended   24-Weeks Ended   24-Weeks Ended
                                                    June 12, 1999    June 13, 1998    June 12, 1999    June 13, 1998
                                                   ---------------  ---------------  ---------------  ---------------

Income Statement Data:
Sales............................................           100.0%           100.0%           100.0%           100.0%
Gross margin.....................................            26.6             26.4             26.6             26.2
Selling, general and administrative..............            21.1             20.8             21.5             21.1
EBITDA (1).......................................             5.6              5.6              5.2              5.1
Depreciation and amortization....................             2.0              2.0              2.0              2.0
Interest, net....................................             2.7              3.0              2.7              2.9
                                                           ------           ------           ------           ------
Income (Loss) before income taxes
                       and extraordinary charge..             0.8              0.6              0.4              0.2
Income tax expense...............................             0.5              0.3              0.3              0.1
                                                           ------           ------           ------           ------
Income before extraordinary charge...............             0.3              0.3              0.1              0.1
Extraordinary charge.............................             0.0              0.0              0.2              0.0
                                                           ------           ------           ------           ------

Net income (loss)................................             0.3%             0.3%            (0.1)%            0.1%
                                                           ======           ======           ======           ======


Other Data (in millions):
EBITDA...........................................          $ 10.7           $ 10.3           $ 19.8           $ 18.8
                                                           ======           ======           ======           ======

Net cash provided by operating activities........          $  6.6           $ 12.5           $  2.6           $  8.4
                                                           ======           ======           ======           ======

Net cash used in investing activities............          $ (2.6)          $ (2.2)          $ (3.3)          $ (5.8)
                                                           ======           ======           ======           ======

Net cash (used in) provided
 by financing activities.........................          $ (2.5)          $ (9.1)          $  3.4           $ (3.5)
                                                           ======           ======           ======           ======

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

Results of Operations

12 and 24-Weeks Ended June 12, 1999 Compared to 12 and 24-Weeks Ended June 13, 1998

 Sales

      For the 12 and 24-week periods ended June 12, 1999, total store sales were $192.7 million and $383.4 million, respectively. Sales for the comparable periods ended June 13, 1998 totaled $184.8 million and $367.0 million, respectively.

      Total and same store sales increased 4.3% for the quarter ended June 12, 1999, as compared to the prior year. For the 24-week period ended June 12, 1999 total and same store sales increased 4.5% and 3.5%, respectively, as compared to the same period of the prior year.

      The increase in total store sales was attributable to sustained growth across the chain partially offset by several competitive openings.


 Gross Margin

      Gross margin, as a percentage of sales, was 26.6% for both the 12 and 24-week periods ended June 12, 1999, respectively. Gross margin for the comparable periods ended June 13, 1998, was 26.4% and 26.2%, respectively. The margin increase was the result of improvements in nonperishable selling margins partially offset by planned margin reductions in certain perishable departments.

 Selling, General and Administrative Expenses

      Selling, general and administrative expenses were 21.1% of sales for the 12-week period ended June 12, 1999 and 20.8% for the comparable prior year period. The increase was attributable to additional equipment rental cost, higher advertising and administrative payroll.

      Selling, general and administrative expenses, as a percentage of sales, were .4% higher for the 24-week period ended June 12, 1999, compared to the same period of the prior year. The year-to-date increase was attributable to the items discussed above.


 EBITDA

      EBITDA increased 3.9% to $10.7 million for the 12-week period ended June 12, 1999, compared to $10.3 million for the comparable prior year period. The quarterly EBITDA increase was due to the aforementioned improvements in gross profit partially offset by increases in selling, general and administrative expenses. For the 24-week period ended June 12, 1999, EBITDA increased 5.3% to $19.8 million compared to $18.8 million for the comparable prior year period.

 Depreciation and Amortization

      Depreciation and amortization, as a percentage of sales, was 2.0% for the 12 and 24-week periods ended June 12, 1999 and June 13, 1998. The consistent rate represents an absolute dollar increase of $0.1 million and $0.2 million for the 12 and 24-week periods ended June 12, 1999 compared to the prior year. The increase was due to incremental depreciation from several major remodels completed during 1999.


 Interest, net

      Interest, net, decreased $0.3 million, or .3% of sales for the 12-week period ended June 12, 1999, compared to the prior year period. The decrease was due to scheduled principal payments, lower deferred financing cost amortization and increased interest income resulting from $6.2 million of cash in escrow for the future payment of junior subordinated debt. For the 24-week period ended June 12, 1999 interest, net, decreased $0.3 million or .2% of sales.


 Net Income (Loss)

      Net income was $0.5 million and $0.6 million for the 12-week periods ended June 12, 1999 and June 13, 1998, respectively. The decrease in net income in the current quarter was attributable to a higher income tax expense. Net loss for the 24-week period ended June 12, 1999 was $0.3 million compared to net income of $0.2 million for the same period of the prior year. The decrease in net income for the 24-week period was attributable to the extraordinary write-off of unamortized deferred financing costs from the Company's old senior debt.


 Liquidity and Capital Resources

      The Company completed a $60 million debt refinancing on January 14, 1999. This enabled the Company to pay its existing senior debt of $46.7 million and revolver borrowings of $3.0 million. All other mandatory principal payments required by the various debt agreements were paid during the 12 and 24-week periods ended June 12, 1999.

      The Company had a working capital ratio of 1.0:1 at June 12, 1999 and .9:1
at December 26, 1998.   The Company typically requires small amounts of working
capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12-weeks ended June 12, 1999 was cash flow generated through operations supplemented by revolver usage.

      Net cash provided by operating activities was $2.6 million and $8.4 million for the 24-week periods ended June 12, 1999 and June 13, 1998, respectively. The decrease in net cash provided by operating activities during the current period was primarily due to an increase in inventory levels and the prior year collection of several large accounts receivable balances.

      Net cash used in investing activities was $3.3 million and $5.8 million for the 24-week periods ended June 12, 1999 and June 13, 1998, respectively. The decrease from the prior year resulted from the opening of the Company's new store in Mt. Vernon, New York in the first quarter of 1998 and capital spending in 1999 being concentrated in the second half of the year.

      Net cash provided by financing activities was $3.4 million for the 24-week period ended June 12, 1999 compared to net cash used in financing activities of $3.5 million in the comparable prior year period. The increase in cash provided by financing activities was due to the refinancing of the Company's senior debt.

      For the 52 weeks ending December 25, 1999, the Company projects its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $15.0 million; and (iii) scheduled debt and capital lease payments of $13.3 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New
York). Management believes operating cash flow combined with borrowings under the bank revolving credit facility will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The new Bank Credit Agreement ("New Agreement") provides for a $25.0 million revolving credit facility. No borrowings were outstanding as of June 12, 1999, however, $6.4 million was used from this facility for letters of credit and bonding purposes. The New Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios and minimum amounts of consolidated net worth. The Company complied with all of its financial covenants as of June 12, 1999 and management believes the Company will remain in compliance for the next twelve months.


Year 2000 Issues

      Most of the Company's key business processes (such as product procurement, product delivery, inventory identification, retail sales and financial information reporting) depend on computer based systems. For this reason and the information technology (IT) interrelationships between Big V Supermarkets, Inc. and Wakefern Food Corporation ("Wakefern"), the Company has participated with Wakefern in a comprehensive assessment of its business exposure relative to the Year 2000 issue (Y2K). The assessment covers both IT and other environment (Non-IT) systems to identify the potential areas affected by Y2K.

      The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT systems that are considered critical to its business operations. Wakefern provides all of the Company's financial, general ledger and payroll applications and a majority of the Company's processing services. Some in-store IT system are currently Y2K compliant. Others, including receiving and labor management are at various stages of remediation or testing. The Company anticipates all critical IT systems will be Y2K compliant before the end of 1999.

     The Company has completed an inventory of its Non-IT systems, which includes those systems containing embedded chip technology commonly found in buildings and related equipment. Remediation required for the Non-IT systems will be performed throughout 1999.

     The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse affect on income from operations.

     The Company has established a Contingency Planning Committee. To date, high level contingency plans have been developed for all mission critical business processes. The Company anticipates it will have a fully developed contingency plan by September 1, 1999.

     Although the Company does not expect Y2K issues to have a material adverse impact on the Company's business as a result of the aforementioned comments, the Company's Y2K compliance is dependent upon key business partners (primarily Wakefern) also being Y2K compliant on a timely basis. Accordingly, there can be no guarantee the Company's overall efforts will prevent a material adverse impact on the Company's future results of operations, financial condition and cash flows. The possible consequences to the Company of not being fully Y2K compliant include temporary supermarket closings, delays in the receipt of merchandise, errors in product ordering or acquisition and other financial transactions and the inability to efficiently process customer purchases. In addition, business disruptions could result from the loss of power or the loss of communication (satellite, phone or other) among supermarkets, Wakefern and the Company's corporate offices. However, the Company believes established contingency plans supplemented by Wakefern's available resources will help to minimize the impact of any isolated disruptions.


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


                                        BIG V SUPERMARKETS, INC.



Date:  July 27, 1999                    /s/ James A. Toopes, Jr.
                                        -------------------------------------
                                        James A. Toopes, Jr.,
                                        Vice Chairman, Chief Financial and
                                        Administrative Officer



Date:  July 27, 1999                    /s/ John Onufer, Jr.
                                        -------------------------------------
                                        John Onufer, Jr.,
                                        Vice President-Finance



Date:  July 27, 1999                    /s/ Anthony J. Moccio
                                        -------------------------------------
                                        Anthony J. Moccio
                                        Controller