Form 10-Q
period 1999-10-02
BIG V SUPERMARKETS INC
filed 1999-11-22
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999
                                                ---------------

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to
                                             --------  --------

COMMISSION FILE NUMBER 1-6814


                            BIG V SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                          14-1459448
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

176 NORTH MAIN STREET, FLORIDA, NEW YORK                       10921
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

Shares of Common Stock outstanding as of November 22, 1999:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                            BIG V SUPERMARKETS, INC.
             FORM 10-Q FOR THE 16 AND 40-WEEKS ENDED OCTOBER 2, 1999

                                      INDEX

                                     PART I
                              FINANCIAL INFORMATION


                                                                                    PAGE NO.
                                                                                    --------
Item 1. Financial Statements

            Unaudited Consolidated Statements of Income (Loss)................         3

            Unaudited Consolidated Balance Sheets.............................         4

            Unaudited Consolidated Statements of Cash Flows...................         5

            Notes to Unaudited Consolidated Financial Statements..............       6 - 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................       8 - 12


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.....................................................        14

Item 2. Changes in Securities.................................................        14

Item 3. Defaults upon Senior Securities.......................................        14

Item 4. Submission of Matters to a Vote of Security Holders...................        14

Item 5. Other Information.....................................................        14

Item 6. Exhibits and Reports on Form 8-K......................................        14

SIGNATURES....................................................................        15


                            BIG V SUPERMARKETS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 (In Thousands)

                                                                                       UNAUDITED
                                                         ----------------------------------------------------------------------
                                                              Sixteen           Sixteen            Forty             Forty
                                                            Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                                         October  2, 1999   October  3, 1998  October 2, 1999   October 3, 1998
                                                         -----------------  ----------------  ----------------  ---------------

SALES                                                            $253,435           $251,012         $636,843          $618,015
                                                                 --------           --------         --------          --------

COSTS AND EXPENSES:
 Cost of Sales (exclusive of depreciation and
    amortization shown separately below)                          186,771            184,966          468,329           455,979
 Selling, general and administrative                               52,623             51,966          135,025           129,337
 Depreciation and amortization                                      4,273              4,195           11,863            11,551
 Interest expense, net of interest income of $190 and
   $60 for the 16-week periods and $401 and $172
   for the 40-week periods ended October 2, 1999
   and October 3, 1998, respectively                                7,011              6,945           17,376            17,659
  Restructuring Charge                                              8,500                  -            8,500                 -
                                                                 --------           --------         --------          --------

   Total costs and expenses                                       259,178            248,072          641,093           614,526
                                                                 --------           --------         --------          --------

(LOSS) INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY CHARGE                                      (5,743)             2,940           (4,250)            3,489

INCOME TAX (BENEFIT) EXPENSE                                       (2,494)             1,584           (1,292)            1,905
                                                                 --------           --------         --------          --------

(LOSS) INCOME BEFORE EXTRAORDINARY CHARGE                          (3,249)             1,356           (2,958)            1,584

EXTRAORDINARY CHARGE, net of tax benefit of $246                        -                  -              547                 -
                                                                 --------           --------         --------          --------

NET (LOSS) INCOME                                                $ (3,249)          $  1,356         $ (3,505)         $  1,584
                                                                 ========           ========         ========          ========

           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     (UNAUDITED)
                                                                   October 2, 1999     DECEMBER 26, 1998 /1/
                                                                   ----------------    --------------------
ASSETS
------
CURRENT ASSETS:
 Cash ($6,349 restricted at October 2, 1999)                           $ 18,234              $ 15,674
 Accounts receivable                                                     15,233                11,941
 Inventories                                                             36,284                35,493
 Refundable income taxes                                                    384                   630
 Prepaid expenses and other current assets                                3,723                 2,282
 Asset Held for Sale                                                      4,652                 4,482
                                                                       --------              --------

     Total current assets                                                78,510                70,502

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $94,622 at October 2, 1999
 and $85,756 at December 26, 1998                                        53,908                57,521

GOODWILL - Less accumulated amortization of $16,486 at
 October 2, 1999 and $14,938 at December 26, 1998                        62,823                64,371

INVESTMENT IN WAKEFERN FOOD CORPORATION                                  13,173                13,173

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $9,069 at October 2, 1999 and $8,273
 at December 26, 1998                                                    32,299                33,095

OTHER ASSETS                                                             10,819                 9,002
                                                                       --------              --------

TOTAL ASSETS                                                           $251,532              $247,664
                                                                       ========              ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                      $ 34,740              $ 43,822
 Accrued expenses and taxes other than income taxes                      19,090                16,825
 Deferred income taxes                                                    5,727                 6,213
 Current portion of long-term debt                                       12,216                12,499
 Current portion of capitalized lease obligations                           893                   808
                                                                       --------              --------

     Total current liabilities                                           72,666                80,167
                                                                       --------              --------

OTHER LONG-TERM LIABILITIES                                              10,521                10,056
                                                                       --------              --------

LONG-TERM DEBT - Less current portion                                   170,383               153,342
                                                                       --------              --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                     24,522                25,228
                                                                       --------              --------

DEFERRED INCOME TAXES                                                     4,644                 6,070
                                                                       --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                                 1                     1
 Paid-in capital                                                          7,905                 8,405
 Accumulated deficit                                                    (39,110)              (35,605)
                                                                       --------              --------

     Total stockholder's deficit                                        (31,204)              (27,199)
                                                                       --------              --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                            $251,532              $247,664
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

                            BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           UNAUDITED
                                                              ----------------------------------
                                                                   Forty             Forty
                                                                Weeks Ended       Weeks Ended
                                                              October 2, 1999   October 3, 1998
                                                              ----------------  ----------------
CASH BALANCE, BEGINNING OF PERIOD                                 $ 15,674           $14,498
                                                                  --------           -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                  (3,505)            1,584
 Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating activities:
  Depreciation and amortization                                     11,863            11,551
  Amortization of deferred debt costs                                  759               906
  Write-off of unamortized deferred financing costs                    793                 -
  Amortization of discount on debt                                      72                92
  Noncash rent expense                                                 880               993
  Deferred income taxes                                             (1,912)            1,288

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                        (3,292)            1,671
  (Increase) decrease in inventories                                  (791)            2,911
  Decrease in refundable income taxes                                  246               838
  Increase in prepaid expenses                                      (1,609)           (1,057)
  Increase in asset held for sale                                     (170)                -
  Increase in other assets                                            (862)           (1,498)
  Decrease in accounts payable                                      (9,082)           (4,462)
  Increase (decrease) in accrued expenses                            2,265            (3,279)
  Decrease in other long-term liabilities                             (415)           (1,199)
                                                                  --------           -------
    Net cash (used in) provided by operating activities             (4,760)           10,339
                                                                  --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                            (5,741)           (7,958)
  Proceeds from the sale of store equipment                              3                 9
  Increase in investment in Wakefern Food Corp.                          -               (40)
                                                                  --------           -------
    Net cash used in investing activities                           (5,738)           (7,989)
                                                                  --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                60,000               111
  Proceeds from revolver borrowings                                  8,950             7,500
  Principal payments on long-term debt                             (52,264)           (9,538)
  Financing fees in connection with new senior debt                 (2,507)                -
  Principal payments on capital lease obligations                     (621)             (476)
  Return of capital to Holding                                        (500)              (75)
                                                                  --------           -------
    Net cash provided by (used in) financing activities             13,058            (2,478)
                                                                  --------           -------
NET INCREASE (DECREASE) IN CASH                                      2,560              (128)
                                                                  --------           -------
CASH BALANCE, END OF PERIOD                                       $ 18,234           $14,370
                                                                  ========           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                       $ 18,698           $18,857
   Income taxes                                                   $     77           $    22

            See notes to unaudited conolidated financial statements.

                            BIG V SUPERMARKETS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


  1.    Basis of Presentation
        ---------------------

   The accompanying interim consolidated financial statements as of and for the period ended October 2, 1999, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 26, 1998 has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

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


     5. Restructuring Charge
     -- --------------------

   During the third quarter of fiscal 1999, the Company formalized its plans to reduce the escalating cost of its union labor force, streamline the functions of its corporate offices and reduce its overall cost structure ("Restructuring Plan"). The major initiatives of the Restructuring Plan include the following:
(1) a Board of Director approved Big V Supermarkets, Inc. Early Retirement Buyout Program which provides eligible store associates various combinations of cash and health coverage in consideration of the employee severing their employment with the Company; and
(2) the realignment of corporate strategic business functions, internal processes, and the elimination of functional redundancies between the Company and Wakefern.

   In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $8.5 million. The major components of the restructuring charge and the activity through October 2, 1999 were as follows:

                                 Severance, &
                                 Termination
                                  Benefits
                                  --------
1999 provision                     $8,500
1999 activity                         368
                                   ------

Balance at October 2, 1999         $8,142
                                   ======

   Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 230 employees, 35 of which have been terminated through October 2, 1999. Total cash outlays related to the Restructuring Plan are expected to approximate the restructuring charge. The Company expects to substantially complete the Restructuring Plan's provisions, including payment of severance and termination benefits, by January 2000.


   6.   Restricted Cash
        ---------------

   At October 2, 1999, the balance sheet includes $6.3 million of cash held in escrow to be used for the payment of the Company's $20.0 million Junior Subordinated Debt due as follows:

        Year           Amount
        ----           ------
        2000       $ 10.0 million
        2001         10.0 million
                     ------------
        Total      $ 20.0 million
                     ============


   7.   Subsequent Event
        ----------------

   On November 7, 1999, the Company completed the acquisition of ShopRite of
Pennington, Inc. (SRP), another Wakefern member.   The five-store chain, located
in the Trenton area of New Jersey, was purchased for $36.0 million including $1.6 million of assumed debt. Annual revenues and income before taxes for SRP approximate $145.9 million and $0.7 million, respectively. The acquisition was financed with variable rate debt including an initial funding of $36 million and a $5 million delayed draw facility. The acquisition debt matures as follows:

        Year           Amount
        ----           ------
        2000       $ 0.4 million
        2001         0.4 million
        2002         0.4 million
        2003        39.8 million
                   -------------
        Total      $41.0 million
                   =============

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.

                                              16-Weeks Ended    16-Weeks Ended    40-Weeks Ended    40-Weeks Ended
                                             October 2, 1999   October 3, 1998   October 2, 1999   October 3, 1998
                                             ----------------  ----------------  ----------------  ----------------
INCOME STATEMENT DATA:
Sales......................................         100.0%            100.0%            100.0%            100.0%
Gross margin...............................          26.3              26.3              26.5              26.2
Selling, general and administrative........          20.8              20.7              21.2              20.9
EBITDA (1).................................           5.7               5.7               5.4               5.3
Depreciation and amortization..............           1.7               1.7               1.9               1.9
Interest, net..............................           2.8               2.8               2.7               2.9
Restructuring charge.......................           3.4               0.0               1.3               0.0
                                                   ------            ------            ------            ------
Income (Loss) before income taxes
   and extraordinary charge................          (2.3)              1.2              (0.7)              0.6
Income tax expense (benefit)...............          (1.0)              0.6              (0.2)              0.3
                                                   ------            ------                              ------
(Loss) Income before extraordinary charge..          (1.3)              0.5              (0.5)              0.3
Extraordinary charge.......................           0.0               0.0               0.1               0.0
                                                   ------            ------            ------            ------

Net income (loss)..........................         (1.3)%              0.5%             (0.6)%             0.3%
                                                   ======            ======            ======            ======


OTHER DATA (IN MILLIONS):

EBITDA.....................................        $ 14.4            $ 14.2            $ 34.2            $ 33.0
                                                   ======            ======            ======            ======

Net cash (used in) provided
  by operating activities..................        $ (7.4)           $  1.9            $ (4.8)           $ 10.3
                                                   ======            ======            ======            ======

Net cash used in investing activities......        $ (2.4)           $ (2.2)           $ (5.7)           $ (8.0)
                                                   ======            ======            ======            ======

Net cash provided by (used in)
 financing activities......................        $  9.7            $ (1.0)           $ 13.1            $ (2.5)
                                                   ======            ======            ======            ======

-----------------
(1) EBITDA represents earnings before interest expense, depreciation and amortization, including noncash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary debt covenant of the Company. Noncompliance with this covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

RESULTS OF OPERATIONS

16 AND 40-WEEKS ENDED OCTOBER 2, 1999 COMPARED TO 16 AND 40-WEEKS ENDED OCTOBER 3, 1998

 SALES

      For the 16 and 40-week periods ended October 2, 1999, total store sales were $253.4 million and $636.8 million, respectively. Sales for the comparable periods ended October 3, 1998, totaled $251.0 million and $618.0 million, respectively.

      Total and same store sales increased 1.0% and 2.9%, respectively, for the 16-week period ended October 2, 1999, as compared to the prior year. For the 40-week period ended October 2, 1999 total and same store sales increased 3.0% and 3.2%, respectively, as compared to the same period of the prior year.

      The increase in total and same store sales was attributable to aggressive marketing initiatives designed to build sales and a significant increase in nonfood product offerings. The increase was partially offset by competitive openings and the temporary closing and remodel of the Company's Catskill, NY store.


 GROSS MARGIN

      Gross margin, as a percentage of sales, was 26.3% and 26.5% for the 16 and 40-week periods ended October 2, 1999, respectively. Gross margin for the comparable periods ended October 3, 1998, was 26.3% and 26.2%, respectively.
The margin remained constant for the 16-week period based upon planned margin reductions to stimulate sales offset by increased sales in the higher margin nonfoods department. Margin reductions only partially offset the increased contribution from nonfoods for the 40-week period.


 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were 20.8% and 20.7% of sales for the 16-week period ended October 2, 1999 and October 3, 1998, respectively. The increase was the result of higher advertising expense partially offset by reductions in corporate overhead attributable to the Restructuring Plan and expense reduction.

      Selling, general and administrative expenses, as a percentage of sales, were .4% higher for the 40-week period ended October 2, 1999, compared to the same period of the prior year. The year-to-date increase was attributable to increased advertising expense partially offset by reductions in store supplies, payroll and payroll related expenses.


 EBITDA

      EBITDA increased 1.4% to $14.4 million, excluding an $8.5 million store and corporate overhead restructuring charge for the 16-week period ended October 2, 1999, compared to $14.2 million for the comparable prior year period. The quarterly EBITDA increase was due to the aforementioned improvements in gross margin partially offset by increases in selling, general and administrative expenses. For the 40-week period ended October 2, 1999, EBITDA increased 3.6% to $34.2 million, excluding the restructuring charge, compared to $33.0 million or the comparable prior year period.


 DEPRECIATION AND AMORTIZATION

      Depreciation and amortization as a percentage of sales, was 1.7% and 1.9% for the 16 and 40-week periods ended October 2, 1999 and October 3, 1998, respectively. The consistent rate represented absolute dollar increases compared to the prior year of $0.1 million and $0.3 million for the 16 and 40-week periods ended October 2, 1999, respectively. The increase was due to incremental depreciation from several major remodels completed during 1999.


 INTEREST, NET

      Interest, net, increased $0.1 million and remained constant as a percentage of sales for the 16-week period ended October 2, 1999, compared to the prior year period. The dollar increase represents a higher variable interest rate on the Company's bank debt partially offset by scheduled principal payments, lower deferred financing cost amortization and increased interest income resulting from $6.3 million of cash in escrow for the future payment of junior subordinated debt. For the 40-week period ended October 2, 1999 interest, net, decreased $0.3 million or .2% of sales. The decrease represents the same factors noted above with a lower weighted average borrowing rate.


 RESTRUCTURING CHARGE

   During the third quarter of fiscal 1999, the Company formalized its plans to reduce the escalating cost of its union labor force, streamline the functions of its corporate offices and reduce its overall cost structure ("Restructuring Plan"). The major initiatives of the Restructuring Plan include the following:
(1) a Board of Director approved Big V Supermarkets, Inc. Early Retirement Buyout Program which provides eligible store associates various combinations of cash and health coverage in consideration of the employee severing their employment with the Company; and (2) the realignment of corporate strategic business functions, internal processes, and the elimination of functional redundancies between the Company and Wakefern.

   Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 230 employees, 35 of which have been terminated through October 2, 1999. Total cash outlays related to the Restructuring Plan are expected to approximate the restructuring charge. The Company expects to substantially complete the Restructuring Plan's provisions, including payment of severance and termination benefits, by January 2000.


 NET INCOME (LOSS)

      Net loss was $3.2 million compared to net income of $1.4 million for the 16-week periods ended October 2, 1999 and October 3, 1998, respectively. The decrease in net income is attributable to the $8.5 million store and corporate overhead restructuring charge recorded in the current quarter. Excluding the restructuring charge, net income would have remained level with the comparable prior year period.

      Net loss for the 40-week period ended October 2, 1999 was $3.5 million compared to net income of $1.6 million for the same period of the prior year. The decrease in net income for the 40-week period was attributable to the $8.5 million restructuring charge and the extraordinary write-off of unamortized deferred financing costs from the Company's old senior debt. Excluding the restructuring charge and the extraordinary item, net income would have increased approximately $0.3 million from the comparable prior year period.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company completed a $60 million debt refinancing on January 14, 1999. This enabled the Company to pay its existing senior debt of $46.7 million and
revolver borrowings of $3.0 million.   All other mandatory principal payments
required by the various debt agreements were paid during the 16 and 40-week periods ended October 2, 1999.

      The Company had a working capital ratio of 1.1:1 at October 2, 1999 and
 .9:1 at December 26, 1998.   Excluding restricted cash, the Company's working
capital ratio was 1.0:1 at October 2, 1999. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 16-weeks ended October 2, 1999 was cash flow generated from operations supplemented by revolver usage.

      Net cash used in operating activities was $4.8 million for the 40-week period ended October 2, 1999. This compares to the net cash provided by operating activities of $10.3 million for the comparable prior year period. The decrease in net cash provided by operating activities during the current period was primarily due to an increase in accounts receivable, inventory levels and the establishment of an $8.5 million restructuring reserve.

      Net cash used in investing activities was $5.7 million and $8.0 million for the 40-week periods ended October 2, 1999 and October 3, 1998, respectively. The decrease from the prior year resulted from the opening of the Company's new store in Mt. Vernon, New York in the first quarter of 1998 and capital spending in 1999 being concentrated in the second half of the year.

      Net cash provided by financing activities was $14.1 million for the 40-week period ended October 2, 1999 compared to net cash used in financing activities of $2.5 million in the comparable prior year period. The increase in cash provided by financing activities was due to the refinancing of the Company's senior debt and increased revolver borrowings.

      For the 52 weeks ending December 25, 1999, the Company projects its major uses of cash will be as follows: (i) cash interest payments (including capitalized leases) of $23.1 million; (ii) capital expenditures of $15.0 million; (iii) scheduled debt and capital lease payments of $14.3 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New
York); and approximately $7.0 million of cash payments related to the 1999 restructuring. Management believes operating cash flow combined with additional bank debt and borrowings under the bank revolving credit facility will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The new Bank Credit Agreement ("New Agreement") provides for a $25.0 million revolving credit facility under which there was $12.0 million outstanding on October 2, 1999. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes.

The New Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios and minimum amounts of consolidated net worth. The Company complied with all of its financial covenants as of October 2, 1999 and management believes the Company will remain in compliance for the next twelve months.


YEAR 2000 ISSUES

      Most of the Company's key business processes (such as product procurement, product delivery, inventory identification, retail sales and financial information reporting) depend on computer based systems. For this reason and the information technology (IT) interrelationships between Big V Supermarkets, Inc. and Wakefern Food Corporation ("Wakefern"), the Company has participated with Wakefern in a comprehensive assessment of its business exposure relative to the Year 2000 issue (Y2K). The assessment covered both IT and other environment (Non-IT) systems to identify the potential areas affected by Y2K.

      The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT systems that are considered critical to its business operations. Wakefern provides all of the Company's financial, general ledger and payroll applications and a majority of the Company's processing services. All in-store IT system are currently Y2K compliant including point-of-sale, receiving, inventory control and labor management.

     The Company has completed an inventory of its Non-IT systems, which includes those systems containing embedded chip technology commonly found in buildings and related equipment. Remediation required for the Non-IT systems has been completed.

     The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse effect on income from operations. The Company has established a Contingency Planning Committee. To date, high level contingency plans have been developed for all mission critical business processes and the Company is currently finalizing its detailed, store-by-store contingency plan.

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


                                    BIG V SUPERMARKETS, INC.


Date: November 22, 1999             /s/  James A. Toopes, Jr.
                                    -------------------------------------
                                    James A. Toopes, Jr.,
                                    Vice Chairman, Chief Financial and
                                    Administrative Officer



Date: November 22, 1999             /s/  Anthony J. Moccio
                                    ------------------------------------------
                                    Anthony J. Moccio
                                    Vice President-Controller