Form 10-K
period 1999-12-25
BIG V SUPERMARKETS INC
filed 2000-04-07
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  __________

                                   FORM 10-K

                                  __________

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         (Fee Required) for the fiscal year ended December 25, 1999 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        (No Fee Required) for the transition period from _____ to _____

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

                                  __________

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

               Yes X        No ______
                  ---

         Aggregate market value of voting stock held by non-affiliates as of April 6, 2000:  $0
         Common stock outstanding as of April 6, 2000:  1,000 shares

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

                          _________________________

                           BIG V SUPERMARKETS, INC.
                FORM 10-K FOR THE YEAR ENDED DECEMBER 25, 1999


                                     INDEX

                                                                            Page
                                                                            ----
PART I
ITEM 1.     Business                                                           3
ITEM 2.     Properties                                                        10
ITEM 3.     Legal Proceedings                                                 10
ITEM 4.     Submission of Matters to a Vote of Security Holders               10

PART II
ITEM 5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters                                            11
ITEM 6.     Selected Consolidated Financial Information                       11
ITEM 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      12
ITEM 8.     Financial Statements and Supplementary Data                       19
ITEM 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       19

PART III
ITEM 10.    Directors and Executive Officers of the Registrant                20
ITEM 11.    Executive Compensation                                            22
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management    27
ITEM 13.    Certain Relationships and Related Transactions                    29

PART IV
ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.                                                         31

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

General

      Big V Supermarkets, Inc. ("Big V" or the "Company") is a leading regional supermarket company which operates 37 supermarkets, principally under the ShopRite(R) name, in the Hudson River Valley region and Westchester County, New York, northeastern Pennsylvania, central and northwestern, New Jersey. Big V's 30 New York supermarkets are located in the eight counties of Westchester, Orange, Dutchess, Ulster, Columbia, Sullivan, Putnam and Greene. The Company's primary market consists of the seven counties north of Westchester County, where 23 of its 30 New York stores are located. Big V has the leading market share in its primary market, with an estimated market share of 28%, which is approximately double that of its next largest competitor. The Company's market share in Westchester County approximates 10%, or second in this market.

      As the largest member of the Wakefern Food Corp., ("Wakefern") the largest cooperative food wholesaler in the United States, the Company benefits from over $5.5 billion in purchasing power, an industry leading private label program, extensive advertising and promotion connected with the ShopRite(R) trademark and one of the most popular and recognized supermarket names in the region. Big V began operations in 1942 and listed its stock on the American Stock Exchange in 1971. The Company was taken private in a management-led buyout sponsored by CS First Boston in 1987 and was acquired in December 1990 in a management-led buyout sponsored by Thomas H. Lee Company ("THL").

Store Summary

      Selected statistics on Big V's stores are presented below:

                                                                           Fiscal Year Ended
                                         -------------------------------------------------------------------------------------
                                            December 25,    December 26,     December 27,     December  28,     December 30,
                                               1999             1998             1997             1996              1995
------------------------------------------------------------------------------------------------------------------------------
Average annual sales per store (in
millions)                                      $ 26.5         $ 25.5           $ 24.6            $ 23.7            $ 24.0
Same store sales increase
(decrease) from prior year                        4.0%           3.1%             2.9%              0.1%             (0.8)%
Total store area in square feet (in
thousands)                                      1,722          1,497            1,429             1,358             1,439
Total store selling area in square feet
(in thousands)                                  1,239          1,097            1,054               999             1,054
Average total square feet per store
(in thousands)                                   46.5           46.8             46.1              43.8              45.0
Average square feet of selling area per
store (in thousands)                             33.5           34.3             34.0              32.2              33.0
Annual sales per square foot of selling
area                                           $  769         $  743           $  724            $  737            $  729
Number of stores:
     Stores remodeled (over $500,000)               2              1               --                 4                 5
     New stores opened/acquired                     5              1               --                 1                --
     Stores replaced/expanded                       1             --                3                --                --
     Stores closed/divested                        --             --                2                 2                --
Number of stores by size
(total store area):
     30,000 to 39,999 sq. ft.                      12             10               10                13                12
     40,000 to 49,999 sq. ft.                      10             10               10                10                10
     Greater than 50,000 sq. ft.                   15             12               11                 8                10
Total stores open at period end                    37             32               31                31                32

_______________


     By industry standards, Big V stores are large and productive, averaging 46,500 square feet in size and generating average sales volume of $26.5 million per store ($769 per selling square foot) for the fifty-two weeks ended December 25, 1999. Big V's average store square footage approximates the industry average for super stores and its sales volume per store and selling square foot is greater than industry averages by 8% and 67%, respectively. Big V's 37 operating stores at December 25, 1999 ranged from 30,000 to 68,000 total square feet in size and included 25 supermarkets in excess of 40,000 total square feet.

     Big V's supermarkets offer a broad selection of grocery, meat, poultry, seafood, dairy, fresh fruits, vegetables and frozen food products, including an extensive variety of ShopRite(R) private label products. The stores also offer an extended line of non-food products, health and beauty care products, housewares, general merchandise and twelve in-store pharmacies. All Big V stores offer service delicatessen departments and most stores offer floral, bakery, prepared foods/meal solutions, and service fish departments.

Wakefern Food Corp.

     The Company is the largest member of Wakefern, owning approximately 19% of Wakefern's outstanding stock. Wakefern is the nation's largest cooperative food wholesaler. There are presently 43 individual member companies and 204 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite(R) name and trademark. Member companies purchase their primary product requirements from Wakefern and participate in ShopRite(R) advertising and promotional programs and its computerized purchasing, warehousing and distribution services. The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite(R) name and trademark, volume purchasing, ShopRite(R) private label products, distribution and warehousing on a cooperative basis, ShopRite(R) advertising and promotional programs and state of the art systems and technology. The ShopRite(R) name is widely recognized by its customers and favorably influences the customers' decision to shop in its stores. These benefits are important to the Company's success.

     Wakefern pays a patronage dividend to each member a share of the earnings of each product department of Wakefern in proportion to the dollar volume of business done by the member with that product department during each fiscal year. Big V's aggregate patronage dividend was $9.4 million in fiscal 1999, $9.3 million in fiscal 1998 and $8.8 million in fiscal 1997.

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

Purchasing and Distribution

     As a Wakefern member, Big V benefits from economies of scale in purchasing and distribution associated with chains of greater size and geographic reach. The Company believes the regional nature of its business has permitted Big V to operate with greater flexibility and increased responsiveness to the demographic characteristics of the communities served by its stores than those of larger chains. Under an agreement among Wakefern and all of its members, each member is obligated to purchase from Wakefern or Wakefern approved vendors a minimum of 85% of product needs. While fulfilling this minimum purchase requirement, Big V purchased approximately 80% of its total purchases during fiscal 1999 from Wakefern. The remaining 20% of Big V's purchases were delivered directly by vendors to Big V's stores. Wakefern operates five warehouse and distribution facilities in Elizabeth, Dayton, Secaucus and South Brunswick, New Jersey and Wallkill, New York. The proximity of these facilities to Big V's stores, combined with Big V's efficient product acquisition system, shortens the lead time between the placement of a merchandise order and receipt.

Business Strategy

     Big V's strategy is designed to maximize operating profitability, increase market share, improve customer service and satisfaction and pursue new store opportunities in existing trade areas and in contiguous new markets. Three principal components of this strategy are price and value leadership, "one-stop shopping" convenience and the capital investment program, which includes the conversion of most of the existing stores to the highly successful "Fresh Market" format.

Price and Value Leadership

     High Value Image: Big V consistently ranks as number one in value among its competitors in independent consumer surveys. Management believes this high value image results from Big V's low price reputation, the ShopRite(R) private label program, superior service departments, quality perishables, courteous and efficient customer service, wide product assortment and extensive advertising and promotional campaigns. Each week the Company offers in excess of 2,500 sale items, many of which are manufacturer-funded promotions. The sustained and consistent nature of the Company's promotions allows customers to find many of their preferred brands on sale week to week, which develops greater customer loyalty. The Company's reputation for value enables it to increase market share and respond aggressively to competitor expansion.


"One-Stop Shopping" Convenience

     Variety and Services Big V's extensive selection of food products, seasonal and basic categories of general merchandise, health and beauty care products, and high quality service departments such as full service delicatessens, custom butchers, in-store bakeries and prepared foods offer customers convenience and choice. A typical Big V store offers 35,000 stockkeeping units versus an industry average of approximately 25,000. This extensive assortment covers seasonal and basic categories of general merchandise, food products, and health and beauty care products. The stores provide a full range of high quality service departments such as full-service delicatessens, custom butchers, and in-store bakeries. Other convenience services include in-store full service banks, in-store pharmacies and one-hour film development. These departments increase customer traffic and further enhance the Company's reputation for convenience.

     During 2000, Big V intends to significantly increase it's general merchandise offerings and provide a lawn and garden selection of live and hard goods and an expanded electronics selection to further enhance the Company's "one-stop shopping" image.

Capital Investment and Expansion Program

     The Company believes a high level of capital investment in the Company's core stores and the opening or acquisition of new stores in contiguous markets is a critical component of its operating strategy. The Company increased its total retail space approximately 15% during 1999 to 1.7 million square feet with the acquisition of a Wakefern member, ShopRite of Pennington, Inc., and the expansion of our store in Warwick, New York. In the past five years, Big V expanded or remodeled nearly all of its existing stores, replaced four stores with new facilities, opened two new stores, and acquired a five-store chain.

     Although Big V typically remodels its stores every 7 to 10 years and replaces them every 15 to 20 years, the Company continually renovates stores and equipment to maintain modern state-of-the-art facilities. Management believes the Company's pre-emptive capital investment in its existing store base will preserve the competitive advantage provided by Big V's prime retail locations and continue to expand the Company's market share. Although Wakefern does not prescribe geographical franchise areas to its members, the specific locations at which the Company, other members of Wakefern or Wakefern itself may open new stores under the ShopRite(R) name are subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not current or past employees or members of Wakefern and whose decision to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate site analysis, demographic information, volume projections and projections of the developmental impact on existing member supermarkets in the area.

     The Company's growth plan anticipates several new supermarkets over the next four years ranging in size from 50,000 to 79,000 square feet. The new supermarkets will incorporate a new prototype that includes an expanded perishables and general merchandise presentation. The Company plans to open five new stores in 2000, six in 2001, eight in 2002 and nine in 2003. Management estimates the total cost of equipment, fixtures and leasehold improvements associated with opening the planned 28 supermarkets will approximate $3.4 million per store. For a new store, the Company typically purchases approximately $1.2 million of start-up inventory. The Company generally finances its initial inventory requirements through accounts payable with terms which are often longer than the Company's inventory turnover. The Company opens new supermarkets under the name ShopRite(R) that are subject to the approval of Wakefern's Site Development Committee. Rejection of sites by the Wakefern Site Development Committee could impact the Company's expansion strategy.


Advertising and Promotion

     High Profile ShopRite(R) Name: The Company participates in Wakefern's advertising programs that emphasize the well recognized ShopRite(R) name. The Company benefits from the wide presence across all media Wakefern provides, particularly New York Metropolitan region television and radio. The Company produces weekly circulars, which are distributed efficiently and economically due to its high market concentration. Advertising expense ranged from 1.5% to 2.0% of sales during the last three years.

     Big V's advertising strategy emphasizes price, variety, high quality perishables, broad selection of nationally advertised brand name products and an extensive selection of ShopRite(R) private label merchandise. Most of the Company's advertising is developed and placed by Wakefern and tailored to the Company's specific needs. Big V has several programs designed to inspire customer loyalty including the "Can-Can" and "Half-Price" promotions which instill price and value leadership in customers' minds. "Can-Can" is a three-week promotion having occurred every January for the last 27 years, offering customers the opportunity to buy a wide variety of deeply discounted cases of canned goods. The "Half-Price" promotion is held periodically throughout the year and covers a wide range of categories and items.

     Targeted Marketing Programs: The Company has effectively used targeted marketing programs based on the Wakefern supported "Price Plus" frequent shopper card. This three-in-one card has the option to be a co-branded MasterCard(TM) offering check cashing capabilities, a rebate equal to 1.0% of all ShopRite(R) purchases and a 0.5% rebate on all other purchases. The benefits offered by the "Price Plus" card inspire customer loyalty that Management believes is a significant component of the Company's success. Approximately 85% of total transactions at the Company's stores are made with the "Price Plus" card.
During 1999, the Company offered internet shopping capability through Wakefern's affiliation with Priceline.com.

Technology

     The Company considers information distribution, process automation and computerization important to its operations and competitive position. The Company uses in-store minicomputers linked to Wakefern's data center. All Company stores have recently upgraded scanning checkout systems to improve pricing accuracy, enhance productivity and improve transaction time for customers. In addition, all stores utilize computer generated order systems and on-line payment systems located in every register lane. The Company also actively utilizes electronic marketing data. All Big V stores use state-of-the-art IBM 4690 point of sale systems along with a computerized time and attendance, labor-scheduling systems and computerized energy management systems. All Company stores use satellite communications. During 1999, the Company began communicating electronically with store locations via the Internet. All field merchandising and operations supervision communicates with the organization remotely. Future plans include Intranet application development to further improve information distribution among Company headquarters, stores and vendors. The Intranet application will provide an infrastructure for additional Company initiatives.

Year 2000

     The Company's and Wakefern's facilities and major systems were performing as anticipated on January 1, 2000. Subsequently, the Company and Wakefern did not experience any Y2K related problems. The period and capital costs associated with the Company's Y2K readiness were in-line with expectations. Accordingly, such costs did not have a material effect on the Company's results of operations, financial condition or cash flows in 1999 and 1998.

Competition

     The Company is in direct competition with national, regional and local chains as well as independent supermarkets, convenience stores and club stores. The Company's principal competitors are Grand Union and A&P. In certain markets, the Company competes with Pathmark, Price Chopper, Stop & Shop, Hannaford Brothers, Wal-Mart Supercenters, and various independent operators, convenience stores and warehouse clubs. In order to compete effectively, Big V maintains low prices, courteous and quick service, quality products and consistent availability of a wide variety of merchandise, including non-food items. The combination of these factors has led to the Company's higher than industry average sale per customer ($27.00 vs $22.00). The Company's regional focus and the marketing information provided by Wakefern's extensive Price Plus card database give the Company greater flexibility to tailor products offered in each store to the demographics of the communities it serves as compared to national and larger regional chains. The Company is further responding to known and proposed competitive intrusions by making significant capital investments in its primary market over the next four years.

Employees and Labor Relations

     As of December 25, 1999, approximately 91% of Big V's 5,700 employees were covered by collective bargaining agreements negotiated with seven unions. Four unions represent nearly 77% of the Company's employees or 4,379 retail clerks (Local 1262 - 1,717 employees; Local 1500 - 1,814 employees; Local 1776 - 286 employees; and Local 1360 - 562 employees). Three unions represent approximately 900 meat, seafood and service deli department employees (Local 464
- 755 employees; Local 1 - 25 employees; and Local 56 - 120 employees). The Local 1262 contract expires in April 2001; the Local 1500 contract expires in September 2002; the Local 464 contract expires in April 2003; the Local 1776 contract expires March 2003; the Local 1360 contract expires June 2001; the Local 56 contract expires November 2001; and the Local 1 contract expires May 2002. The Company believes labor relations are good and does not anticipate any work stoppages related to upcoming contract negotiations.

Regulatory and Environmental Matters

  General

     The Company must secure a variety of local, state and federal health and food distribution permits for the conduct of its business. Such regulation does not have a material impact on its operations. The Company's twelve pharmacy departments are subject to state and federal regulation, including licensed pharmacists on duty at all times.

  Baldwin Place Shopping Center, Somers, NY

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

     Certain on-site residential and public water supply wells in the vicinity of the Baldwin Place Shopping Center were found to be contaminated with trichloroethene and tetrachloroethene and the contamination appeared to originate from a previous dry cleaning operation in the shopping center. The DEC entered into an Order of Consent in July 1992, with Big V and its subsidiary, Somers Development Corporation, for the development and implementation of a Remedial Investigation/Feasibility Study and implementation of interim remedial measures at the Baldwin Place Shopping Center.

     In December 1995, the Company received a Record of Decision (ROD) from the New York State Department of Environmental Conservation with respect to the environmental status of the Baldwin Place Shopping Center. The ROD defined the environmental status of the site and outlined the remedial actions to be performed. The Company has capitalized approximately $2.3 million of total costs related to this remediation. At December 25, 1999, the Company is in compliance with the ROD and required remedial actions are complete. During 2000 the Company plans to obtain site plan approval, sell the property to recover its costs and begin store development. The Company anticipates the present value of future monitoring costs associated with the property will approximate $1.2 million. Such costs will be funded from the proceeds of the property's sale.

Trade Names, Service Marks and Trademarks

     Big V uses a variety of trade names, service marks and trademarks. Except for ShopRite(R), which is owned by Wakefern and licensed to Big V and the other Wakefern members, Big V does not believe any such trade names, service marks or trademarks are material to its business.

ITEM 2:  Properties

     The Company leases all supermarkets (containing approximately 1.7 million square feet of total space), with initial terms generally ranging from 10 to 25 years, with renewal options. Twenty-nine of these leased stores are located in strip shopping centers and eight are free-standing stores. The total annual rent paid for all of the Company's leased facilities for fiscal 1999 was $16.1 million, including payments under capitalized leases. Lease payments per square foot during fiscal 1999 ranged from $2 to $19, averaging $9, significantly lower than current rates in the Company's markets. The Company is obligated to pay for utilities and liability insurance on all properties and real estate, maintenance and insurance on certain properties.

     A wholly-owned subsidiary of the Company owns the Baldwin Place Shopping Center located in Somers, New York. This property currently is held for sale. See Item 1--"Regulatory and Environmental Matters."


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

ITEM 6:  Selected Consolidated Financial Information

     The selected consolidated financial information of the Company for the 52 weeks ended December 30, 1995, December 28, 1996, December 27, 1997, December 26, 1998, and December 25, 1999, presented below should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.

                                                                                    52 Weeks Ended
                                                                                    --------------
                                                       Dec. 25,        Dec. 26,        Dec. 27,        Dec. 28,        Dec. 30,
                                                         1999            1998            1997            1996            1995
                                                         ----            ----            ----            ----            ----
Income Statement Data:
  Sales                                                  $856,872        $814,404        $762,880        $735,976        $768,682
  Gross Profit                                            226,428         214,029         198,984         190,125         200,383
  Selling, general and administrative                     182,772         172,952         161,786         151,825         161,746
  Special charges                                              --              --              --           3,004              --
  Restructuring charge (1)                                  8,500              --              --              --              --
  Depreciation and amortization                            17,351          15,454          16,979          17,381          18,548
  Operating income                                         17,805          25,623          20,219          17,915          20,089
  Interest expense, net                                    23,236          23,651          24,586          24,382          27,277
  (Loss) income before income taxes                        (5,431)          1,972          (4,367)         (6,467)         (7,188)
  Income tax (benefit) expense                             (3,300)          1,860          (1,625)         (2,509)         (2,110)
  Extraordinary charge, net of tax benefit of $301            492              --              --              --              --
  Cumulative effect of change in accounting
    principle, net of tax benefit of $332                     543              --              --              --              --
  Net Income/(Loss)                                        (3,166)            112          (2,742)         (3,958)         (5,078)

                                                         Dec. 25,        Dec. 26,        Dec. 27,        Dec. 28,        Dec. 30,
                                                           1999            1998            1997            1996            1995
                                                           ----            ----            ----            ----            ----
Balance Sheet Data (at end of period):
  Working (deficiency) capital                           $ (8,003)       $ (9,665)       $(17,609)       $(10,683)       $(11,196)
  Total assets                                            312,454         247,664         255,145         264,617         284,956
  Total debt                                              238,595         191,877         200,153         213,610         226,952
  Stockholder's deficit                                   (30,836)        (27,199)        (27,186)        (24,310)        (20,213)

                                ---------------

(1) See discussion of restructuring charge contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion of the Company's consolidated results of operations and financial position should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K. References in the following discussion are to the fiscal years ended December 25, 1999 ("fiscal 1999"), December 26, 1998 ("fiscal 1998"), December 27, 1997
("fiscal 1997").

     The Company is the largest supermarket chain in its primary trading area of the Hudson River Valley region of New York. A combination of price and value leadership, one-stop shopping convenience, and a focused capital investment program has enabled the Company to sustain its leading market share. Earnings Before Interest Expense, Depreciation and Amortization, Income taxes and LIFO provision (EBITDA) was $44.8 million in 1999, $42.0 million in 1998 and $37.6 million in 1997.

     The Company operates 23 of its 37 stores in the Hudson River Valley of New York and 7 stores in Westchester County, New York. The Hudson River Valley's population grew 5.2% for the period 1990 through 1999 and compares very favorably to New York State's 1.0% growth rate for the same period. This market area has rebounded from the early 1990's IBM downsizing and there continues to be a growing migration of families from New York City. Westchester County's 3.5% growth rate between 1990 and 1999, significantly exceeds the statewide growth rate.

     The Company opened six stores, five by acquisition, replaced/expanded four stores, completed three extensive remodels during the three years ended December 25, 1999. Management believes this capital investment lessened the impact of competitive openings and contributed to the same store sales growth of 4.0% in 1999.

Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                   Fiscal Year Ended
                                                   ---------------------------------------------------------
                                                     December 25,          December 26,       December 27,
                                                         1999                  1998               1997
                                                         ----                  ----               ----
Income Statement Data                                            (percentage of sales)
Sales                                                    100.0%                  100.0%         100.0%
Gross margin                                              26.4                    26.3           26.1
Selling, general and administrative                       21.3                    21.2           21.2
Restructuring charges                                      1.0                      --             --
EBITDA (1)                                                 5.2                     5.2            4.9
Depreciation and amortization                              2.0                     1.9            2.2
Interest, net                                              2.7                     2.9            3.2
Income/(Loss) before income taxes                          (.6)                    0.2           (0.6)
Income tax expense (benefit)                               (.4)                    0.2           (0.2)
Extraordinary charge                                        .1                      --             --
Cumulative effect of change in accounting                   .1                      --             --
-----------------------------------------               ------                  ------         ------

Net Income/(Loss)                                          (.4)%                   0.0%          (0.4)%
                                                        ======                  ======         ======

Other Data (in millions):
EBITDA                                                  $ 44.8                  $ 42.0         $ 37.6
                                                        ======                  ======         ======

Net cash provided by operating activities               $ 13.0                  $ 21.5         $ 16.9
                                                        ======                  ======         ======

Net cash used in investing activities                   $(46.1)                 $ (8.9)        $(10.2)
                                                        ======                  ======         ======

Net cash provided by (used in)
   financing activities                                 $ 39.1                  $(10.4)        $ (3.8)
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

Results of Operations

Fiscal Year Ended December 25, 1999 Compared to Fiscal Year Ended December 26, 1998

     Sales

     Sales for 1999 were $856.9 million compared to $814.4 million in 1998 representing a 5.2% increase (4.0% for same store sales). The increase in total sales was attributable to growth in existing stores supplemented by the November 1999 acquisition of a five-store chain. Management estimates that inflation was generally flat for the year. Total square footage grew to 1.7 million including the acquisition.

     Gross Margin

     Gross margin was 26.4% in 1999 compared to 26.3% in 1998. The .1% increase was primarily due to an increased share of business in the higher margin nonfoods department partially offset by planned margin reductions in other departments initiated to stimulate sales.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses were 21.3% in 1999 compared to 21.2% in 1998. Increased advertising, workers' compensation insurance and occupancy related expenses were partially offset by savings in utility costs due to deregulation and lower store payroll costs due mainly to the efficient use of the Company's work force.

     Restructuring Charge

     During the third quarter of fiscal 1999, the Company formalized its plans to reduce the escalating cost of its union labor force, streamline the functions of its corporate offices and reduce its overall cost structure ("Restructuring Plan"). The major initiatives of the Restructuring Plan included the following:
(1) a Board of Director approved Big V Supermarkets, Inc. Early Retirement Buyout Program, which provided eligible store associates various combinations of cash and health coverage in consideration of the employee severing their employment with the Company; and (2) the realignment of corporate strategic business functions, internal processes, and the elimination of functional redundancies between the Company and Wakefern.

     In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $8.5 million. As of December 25, 1999, the restructuring liability was $5.7 million. During the first quarter of 2000, the Company completed the initiatives set forth in the Restructuring Plan including the payment of severance and termination benefits. As of March 18, 2000, the end of the Company's first quarter, approximately $0.6 million of the original charge remains. The balance will be used to provide health and welfare benefits to Restructuring Plan's participants over the remainder of fiscal 2000.


     EBITDA

     Fiscal 1999 EBITDA was $44.8 million, excluding the effects of the $8.5 million restructuring charge, and represents an increase of $2.8 million or 6.7% compared to the prior year. The increase was due to increased sales and gross margin levels compared to 1998. EBITDA margin remained at 5.2% as increased selling, general and administrative expenses offset the favorable gross margin results.

     Depreciation and Amortization

     Depreciation and amortization was 2.0% of sales in 1999 compared to 1.9% in 1998. The increase was due primarily to a full year's depreciation of the Company's IBM front-end system as well as increased depreciation and amortization expense associated with the acquisition of ShopRite of Pennington, Inc.

     Interest, net

     Interest, net decreased to $23.2 million in 1999 from $23.7 million in 1998. The decrease resulted from lower outstanding equipment loan balances and increased interest income derived from cash escrowed for the payment of the Company's junior subordinated notes payable. Higher variable interest rates and interest associated with acquisition financing partially offset the interest savings.

     Extraordinary charge

     On January 14, 1999 the Company refinanced its then existing Credit Agreement ("Agreement") by entering into a new Bank Credit Agreement with different lenders. The Company repaid amounts due under the Agreement prior to their scheduled maturity dates and recognized an extraordinary after-tax charge of $.5 million as a result of writing-off unamortized deferred financing costs associated with the Agreement.

     Cumulative Effect of Change in Accounting Principle

     During 1999, the Company adopted, the American Institute of Certified Public Accountants Statement of Position 97-3 ("SOP 97-3"), Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which requires a liability to be recognized for insurance-related assessments. The adoption of SOP 97-3 resulted in a charge of $875,000, net of income tax benefit of $332,000, which is presented as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of income (loss).
Assuming SOP 97-3 was applied retroactively, pro forma 1997 loss before extraordinary item and net loss would have been $3.0 million and $2.8 million, respectively. The adoption of SOP 97-3 did not have a material effect on the 1998 income before extraordinary item and net income.

     Net Income (Loss)

     Net loss was $3.2 million in 1999 compared to net income of $.1 million in 1998. The decrease in net income was attributable to the $8.5 million restructuring charge. Excluding the effects of the restructuring charge, net income would have approximated $2.1 million, using a 37.9% effective tax rate.

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


Liquidity and Capital Resources

     The Company's long-term debt (including current maturities and capital lease obligations) as of December 25, 1999 was $238.6 million. All scheduled principal and interest payments required by the various debt agreements were made during the year ended December 25, 1999.

     The Company had a working capital ratio of approximately .93:1 at December 25, 1999 and .88:1 at December 26, 1998. The Company typically requires small amounts of working capital since inventory is generally sold before payment is made to Wakefern and other suppliers.

     Net cash provided by operating activities was $13.0 million in fiscal 1999 and $21.5 million in fiscal 1998. The decrease in net cash provided by operating activities during fiscal 1999 was principally due to the restructuring charge.

     Net cash used in investing activities was $46.1 million for fiscal 1999 compared to $8.9 million for fiscal 1998. The increase in net cash used in investing activities was due to the acquisition of ShopRite of Pennington, Inc., a five-store supermarket chain, supplemented by increased capital spending on existing Company stores.

     Net cash provided by financing activities was $39.1 million in 1999 compared to net cash used in financing activities of $10.4 million in 1998. The increase in cash provided by financing activities was a result of the refinancing of the Company's bank credit agreement supplemented by additional bank term debt used to finance the ShopRite of Pennington, Inc. acquisition.

     The Company's major uses of cash for the year ended December 25, 1999 were as follows: (i) cash interest payments (including capitalized leases) of $22.3 million; (ii) acquisition and other capital expenditures of $46.1 million; and scheduled debt payments of $8.4 million, excluding the refinancing of the Company's bank credit agreement.

     The Credit Agreement provides for a $25.0 million revolving credit facility. There was an additional $.8 million outstanding under the revolving credit facility as of December 25, 1999, and $6.3 million was used for letters of credit and bonding purposes. The Credit Agreement requires that the Company maintain minimum levels of consolidated net worth, EBITDA and fixed charge coverages, and maximum levels of capital expenditures (each as defined in the Credit Agreement).

     A First Amendment to the Credit Agreement dated as of November 12, 1999 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., and the financial institutions party to the Credit Agreement provided a $36.0 million incremental bank term loan to be used for the ShopRite of Pennington, Inc. acquisition along with a $5.0 million delayed draw facility which the Company exercised in December 1999.

     A Second Amendment to the Credit Agreement dated March 2, 2000 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., and the financial institutions party to the Credit Agreement provided an additional $3.0 million of bank term loans in consideration of the permanent reduction of $3.0 million of the participating lenders total revolving loan commitment. Prior to the Second Amendment, the Company had the ability to ask participating lenders to increase their revolving loan commitments by $5.0 million.

     Major uses of cash in fiscal 2000 are expected to be: (i) interest payments (including capitalized leases) of $25.8 million; (ii) capital expenditures of $30.0 million; and (iii) scheduled debt and capital lease payments of $20.0 million (including the non-recourse demand note payable solely from the sale proceeds of the Company's Baldwin Place Shopping Center located in Somers, New
York).

     All of the Company's facilities are subject to long-term leases. The costs to develop new stores consist of approximately $3 million for fixtures, equipment and leasehold improvements and approximately $1.2 million for beginning inventory. Fixtures, equipment and leasehold improvements are generally funded using a combination of financing and operating cash flow/revolver availability. Inventory requirements are generally financed through accounts payable with terms that usually exceed the Company's inventory turnover.

     The Company received a Record of Decision (ROD) from the New York State Department of Environmental Conservation (DEC) in December,1995 with respect to the environmental status of the Baldwin Place Shopping Center located in Somers, New York. The ROD defined the environmental status of the site, outlined the remedial actions to be performed, which allows the Company to proceed with the site plan approval process. The costs incurred by the Company to obtain and satisfy the requirements of the ROD, net of any and all reimbursements approximates $2.3 million at December 25, 1999. The Company has capitalized such costs in accordance with Generally Accepted Accounting Principles as the property is currently held for sale. Future monitoring costs required by the ROD approximate $1.2 million and are the Company's responsibility through and subsequent to the sale process. These costs will be funded through the sale of the property once site plan approval has been obtained. The Company anticipates selling the property when site plan approval is obtained at a price in excess of total capitalized costs and future monitoring costs. Management further believes costs capitalized in connection with the Baldwin Place Shopping Center will be fully recoverable and the majority of the Company's $2.5 million note payable secured by this property will be paid. Such note is payable solely from the net proceeds of the sale of the property based upon a formula provided in the note.

     The recoverability of goodwill is assessed by comparing the Company's forecasts of cash flow from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. The Company will recognize a charge to operations at any time this comparison indicates that an impairment may be likely. Management continues to believe in the validity of the carrying value of goodwill and the estimated useful lives assigned to its components.

ITEM 8:  Financial Statements and Supplementary Data

     Information called for by this item is set forth in the Company's financial statements and supplementary data contained in this report. Specific financial data can be found at the pages listed in the following index.


                           BIG V SUPERMARKETS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       Fiscal Years 1997, 1998 and 1999

Independent Auditors' Report ........................................  F-2
Consolidated Statements of Income (Loss).............................  F-3
Consolidated Balance Sheets .........................................  F-4
Consolidated Statements of Stockholder's Deficit.....................  F-5
Consolidated Statements of Cash Flows ...............................  F-6 - F-7
Notes to Consolidated Financial Statements ..........................  F-8 - F-26

ITEM 9: Changes in and Disagreements with Accountant's on Accounting and Financial Disclosure

     Not Applicable.

                                   PART III

ITEM 10:  Directors and Executive Officers of the Registrant

     The names, ages and present principal occupations of the directors and executive officers of each of Big V and Holding are set forth below:


Name                               Age  Position
----                               ---  --------
David G. Bronstein...............   70  Chairman of the Board of Directors

Mark S. Schwartz.................   39  Director, President and Chief Executive Officer

James A. Toopes, Jr..............   52  Director, Vice Chairman, Chief Financial and Administrative Officer, and Corporate Secretary

John W. Childs...................   58  Director

C. Hunter Boll...................   44  Director

Charles A. Brizius...............   31  Director

Joseph S. Frelinghuysen, Jr......   58  Director

Leo J. Kahn......................   83  Director

Steven G. Segal..................   39  Director

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

     Mr. Schwartz has served as President, Chief Executive Officer and Director of the Company since March 1999. Prior to joining Big V, Mr. Schwartz served as Chief Executive Officer and President of Hechingers, Inc. (a home improvement specialty store chain) from March 1998 to March 1999. Mr. Schwartz worked for Wal-Mart from 1982 to 1998 in various management positions, including Senior Vice President-Supercenter Stores and President and Director General, Mexico Wal-Mart Supercenters, Aurrera Stores.

     Mr. Toopes has served as Vice Chairman, Chief Financial and Administrative Officer of the Company since November 1998; and in addition, as Director and Executive Vice President-Finance, Administration and Corporate Development since April 1996. He has also served as Corporate Secretary, Treasurer and Director since April 1996. Prior to joining Big V, Mr. Toopes worked for Bi-Lo, Inc., a subsidiary of Royal Ahold, as Executive Vice President-Finance and Administration from 1989 to 1996. Mr. Toopes worked for Lucky Stores, Inc. from 1976 to 1989, serving as Vice President-Controller.

     Mr. Childs has served as a Director of the Company since December 1990. He is President of J.W. Childs Associates. Until June 1995, Mr. Childs was Senior Managing Director of Thomas H. Lee Company where he was employed since 1987. Prior to joining THL, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area, ultimately serving as Senior Managing Director in charge of the Capital Markets Group. Mr. Childs also is a director of Quality Farm and Country, Inc., Chevys, Inc., Beltone Electronics Corporation, Desa Holdings Corporation, Pan Am International Flight Academy, Inc., and the Edison Project.

     Mr. Boll has served as a Director of the Company since December 1990. Mr. Boll is a Managing Director of THL and has been employed by THL since 1986. Mr. Boll also is a Vice President of Thomas H. Lee Advisors I, and T.H. Lee Mezzanine II, affiliates of ML-Lee Acquisition fund, L.P., and the ML-Lee Acquisition Fund II, L.P., respectively. From 1984 to 1986, Mr. Boll worked as a consultant with The Boston Consulting Group. From 1977 to 1982, Mr. Boll worked as a corporate lending officer in the Energy & Minerals Group of Chemical Bank. Mr. Boll also serves as a Director of Freedom Securities, Inc., TransWestern Publishing, L.P., the Smith-Wollensky Restaurant Group, Inc., Cott Corporation, United Industries Corporation and Metris Companies, Inc..

     Mr. Brizius became a Director of the Company in January 1999 in connection with the Recapitalization. Mr. Brizius worked at THL from 1993 to 1995, rejoined in 1997 and currently serves as an Associate. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He is also a Director of Eye Care Centers of America, Inc. and United Industries Corporation.

     Mr. Frelinghuysen has served as a Director of the Company and Chairman of its Audit and Compensation Committees since December, 1990. He is President of J.S. Frelinghuysen & Co., Inc., an independent investment firm organized in 1989. Mr. Frelinghuysen was previously a Managing Director of the First Boston Corporation where he was employed as a member of the Investment Banking Department from 1969-1988. He also serves as a Director of MGI Pharma, Inc., a NASDAQ-listed pharmaceutical company and as a Trustee of the Community Foundation of New Jersey.

     Mr. Kahn has been a Director of the Company since December 1990. Mr. Kahn founded Purity Supreme, Inc., an operator of supermarkets, warehouse food stores, drug stores, convenience stores and warehouse drug stores, which was sold to Supermarkets General Corporation in 1984. Following the sale of Purity Supreme, Inc., Mr. Kahn was a co founder of Staples, Inc. and is active in Health Development Corporation, a fitness club chain.

     Mr. Segal has served as a Director of the Company since December 1994. Mr. Segal serves as Senior Managing Director of J.W. Childs Associates, L.P.. Prior to July 1995, Mr. Segal was a Managing Director of THL, being employed by THL from 1987 to 1995. Mr. Segal also serves as a Director of Quality Farm & Country, Inc., International Diverse Foods, Inc., Jillians Entertainment, Inc., Universal Hospital Services, Inc., National Nephrology Associates, Inc., and is the Chairman of Empire Kosher Poultry, Inc.

     Mr. Childs and Mr. Toopes are the Directors of BVH. The Officers of BVH are Mr. Boll and Mr. Childs.

     Executive officers of each of Holding, BVH and Big V are appointed and serve at the discretion of their respective Boards of Directors. Each director of Holding, BVH and Big V is elected for a period of one year and serves until his successor is duly elected and qualified.

ITEM 11:  Executive Compensation

     The following table sets forth the compensation paid or accrued by Big V to the Chief Executive Officer of the Company during the year ended December 25, 1999 and the most highly-compensated executive officers/senior management of the Company who served in such capacities on or during the year ended December 25, 1999 for services rendered to the Company in all capacities during the fiscal years ended December 27, 1997, December 26, 1998 and December 25, 1999. Officers of Holding and BVH are not compensated for their services as such.

                                                  Summary Compensation Table
                                                                                                 Long Term
                                                                                               Compensation
                                      Annual Compensation                                         Awards
                                 -----------------------------------------------------------------------------------------
                                                                                Other
                                                                               Annual             Option         All Other
                                         Fiscal                                Compen-            Shares         Compensa-
Name and Principal Position               Year      Salary($)     Bonus($)    sation($)(1)        Granted         tion($)(2)
---------------------------               ----      --------      -------     ------------        -------        -----------
David G. Bronstein                         1999      236,447      115,823        15,409                   --         1,539
   Chairman of the Board                   1998      113,462       15,389         7,298                   --            --
                                           1997      152,885           --        11,770                   --         5,045

Mark S. Schwartz                           1999      387,146      141,391       123,814               19,000            --
   Chief Executive Officer                 1998           --           --            --                   --            --
   and President                           1997           --           --            --                   --            --
     (as of March 22, 1999)

James A. Toopes, Jr.                       1999      282,080      120,000         6,556                   --         1,724
  Vice Chairman, Chief Financial           1998      245,231           --        39,529                   --            --
  and Administrative Officer and           1997      244,616           --        39,430                   --         2,427
  Corporate Secretary

David W. Montoya                           1999       19,231       30,000            --                   --            --
  Chief Merchandising Officer-             1998           --           --            --                   --            --
   Senior Vice President                   1997           --           --            --                   --            --
      (as of November 22, 1999)

Wayne T. Marshall                          1999      155,765       15,000           432                   --         1,724
   Senior Vice President -                 1998      115,739        7,425           926                   --         1,427
   Merchandising                           1997      102,715        5,600         5,810                   --         3,261

Stephen E. Hastings                        1999       66,981           --           418                   --            --
Senior Vice President - Store              1998           --           --            --                   --            --
   Operations                              1997           --           --            --                   --            --
      (as of July 19, 1999)

Stephen L. Hittman                         1999      144,479        7,500           428                   --         1,724
  Vice President-Real Estate               1998      124,904       10,000         2,893                   --         1,594
   and Assistant Secretary                 1997      123,962       25,000         2,263                2,600         4,574

___________
(1) This represents the taxable portion of the personal use of a company automobile, life insurance and relocation expenses.

(2) This represents the annual Company profit-sharing contribution and 401(k) matching funds.

Employment Agreements

     On February 23, 1999, the Company and BVH entered into an employment and non-competition agreement with Mr. Schwartz, which agreement is scheduled to expire on December 31, 2003, subject to annual renewals thereafter. Pursuant to this agreement, the Company has agreed to pay an annual base salary to Mr. Schwartz of $500,000. In addition to such base salary, Mr. Schwartz is entitled to receive certain other employment benefits, including cash bonuses based upon the Company's attaining or surpassing profit targets established by the Company's Board of Directors.

     Pursuant to the employment agreement with Mr. Schwartz, the Company and BVH caused Holding to sell 20,000 shares of Holding's Class A Common Stock to Mr. Schwartz for an aggregate purchase price of $700,000 in exchange for promissory notes payable totaling $700,000. See this Item 11 -"Loans to Management." Also pursuant to such employment agreement, the Company and BVH caused Holding to grant Mr. Schwartz options to purchase 19,000 shares of Holding's Class A Common Stock under the Stock Option Plan. See this Item 11 - "Management Stock Option Plan." In the event Mr. Schwartz's employment is terminated without cause, or upon his death or disability, his salary (including an increase in base salary for at least a portion of the period after termination without cause, death or disability) and other employment benefits will, subject to certain adjustments and limitations, continue until the end of his term of employment. In addition, the employment agreement places certain restrictions upon the ability of Mr. Schwartz to communicate confidential information concerning the Company to third parties. Pursuant to the non-competition provisions of this employment agreement, Mr. Schwartz will not, for one year following termination of his employment, engage in certain specified activities relating to the Company or the Company's business.

     On May 1, 1996, the Company and BVH entered into an employment and non-competition agreement with Mr. Toopes, which agreement was scheduled to expire on April 30, 1999, subject to annual renewals thereafter. Pursuant to this agreement, the Company agreed to pay an annual base salary to Mr. Toopes of
$240,000.   In consideration of Mr. Toopes additional responsibilities as Vice
Chairman his annual base salary was increased to $280,000 in 1999. In addition to such base salary, Mr. Toopes is entitled to receive certain other employment benefits, including cash bonuses based upon the Company's attaining or surpassing profit targets established by the Company's Board of Directors.

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

Compensation Pursuant to 401(k) Plan

     The Company has a discretionary profit-sharing retirement plan for officers and non-union employees which includes a qualified cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code. Under this arrangement, officers and non-union employees may elect to forego the current receipt of up to 10% of their cash compensation and have such amounts contributed to the plan on their behalf. The Company matches 25% of such elected amounts up to 5% of each individual employee's income. The Company may also elect to make additional, discretionary contributions to the plan. The amounts contributed for the benefit of executive officers in 1999 with respect to such plan are included in this Item 11 under the heading "All Other Compensation."

Management Stock Option Plan

     Holding's Time Accelerated Restricted Stock Plan (the "Stock Option Plan"), adopted effective as of December 28, 1990, and as amended effective as of February 1, 1995, provides for the granting of non-qualified stock options, each in such amounts, on such terms and to such officers and other key employees of the Company as the administrators of the Stock Option Plan, in accordance with the terms of the Stock Option Plan, may select. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Holding, subject to the supervision and control of the entire Board. A total of 160,000 shares of Common Stock are reserved for issuance pursuant to the Stock Option Plan. As of March 31, 2000, options to purchase 123,538 shares were granted and outstanding, options to purchase 14,438 shares had vested and no options had been exercised.

     Pursuant to the Stock Option Plan, as amended, all performance based options shall have a per share exercise price not less than the per share fair market value of the Common Stock as of the date of the grant of such options. All options granted through March 31, 2000 have 9 1/2 year vesting schedules, subject to acceleration during the first four years following the date of grant upon the attainment of certain performance criteria.

     With the exception of an option granted to Frelinghuysen, all options granted through March 31, 2000 are non-transferable other than by will or the laws of descent and distribution, and all options are exercisable only while the optionee remains in the employ of the Company or for a short period of time thereafter. If an optionee dies or becomes disabled while in the employ of the Company, the option is exercisable prior to the 365th day following the date of termination of employment. If an optionee's employment is terminated without cause, the option is exercisable for 90 days following the date of termination of employment. If an optionee leaves the employ of the Company for any other reason, the option is exercisable for only five days following the date of termination of employment. Options which are exercisable following termination of employment are exercisable only to the extent that the optionee was entitled to exercise such options on the date of such termination.

     The right to exercise the option granted to Frelinghuysen is not transferable, but such option may be assigned to any person or entity which acquires all of the outstanding capital stock or substantially all of the assets of Frelinghuysen. Such option may be assigned to any person or entity which is controlled by, controlling or under common control with Frelinghuysen.

Compensation of Directors

     The Company does not pay an annual retainer or meeting attendance fee to any Director other than Mr. Kahn who is paid $4,000 for each meeting he attends; however, expenses incurred attending each Board meeting and committee meeting are paid by the Company.

Incentive Compensation Plan

     The Company maintains an incentive compensation plan for all non-union management associates, pursuant to which the Company makes cash incentive awards to such members of management in varying amounts based upon the achievement of various budgeted operating targets established on an annual basis by the Board of Directors.

Option Grants

     During the fiscal year ended December 25, 1999, there were 74,600 options granted to purchase shares of Holding's Class A Common Stock while forfeitures of same amounted to 7,040.

Aggregated Option Values at Fiscal Year-End

     The following information is furnished for the fiscal year ended December 25, 1999 with respect to the stock options held by the Company's Chief Executive Officer and each of the other individuals named in the Summary Compensation Table. No stock options were exercised during the fiscal year ended December 25, 1999.


                Aggregated Option Fiscal Year-End Option Values

                                   Number of                Value of Unexercised
                                  Options at               In-the-Money Options at
                              December 25, 1999              December 25, 1999(1)
                        ---------------------------      ---------------------------
Name                    Exercisable   Unexercisable      Exercisable   Unexercisable
----                    -----------   -------------      -----------   -------------
David G. Bronstein        5,435            -0-               -0-            -0-
Mark S. Schwartz           -0-             -0-               -0-            -0-
James A. Toopes, Jr.      4,000           8,000              -0-            -0-
David W. Montoya           -0-            6,000              -0-            -0-
Wayne T. Marshall          -0-            6,000              -0-            -0-
Stephen E. Hastings        -0-            6,000              -0-            -0-
Stephen L. Hittman        2,000           4,000              -0-            -0-

______________

(1)  None of the options are in-the-money.

Loans to Management

     Mr. Schwartz borrowed from Holding the purchase price for shares of Holding's Class A Common Stock purchased by him as of April 22, 1999. The principal amount of his note was $700,000. The payment of this note is secured by 20,000 shares of Class A Common Stock purchased by Mr. Schwartz. Mr. Schwartz's note matures on December 31, 2003 and bears interest of 5.24% per annum.

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

     Mr. Hittman borrowed from Holding a portion of the purchase price for shares of Holding's Class A Common Stock purchased by him as of April 18, 1997. The principal amount of his note was $67,000. The payment of this note is secured by 2,200 shares of Class A Common Stock purchased by Mr. Hittman. Mr. Hittman's note matures on December 31, 2005 and bears interest at the rate in effect on the Company's senior credit facility. .

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

Compensation Committee Interlocks and Insider Participation

     Messrs. Frelinghuysen, Bronstein, and Childs served on the Compensation Committee during fiscal 1999. Mr. Bronstein serves as the Company's Chairman of the Board. None of the other members of the Compensation Committee served as officers or employees of the Company or any of its subsidiaries during fiscal 1999.

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

Security Ownership of Big V Holding Corp.

     As of December 25, 1999, there were outstanding 707,702 shares of Holding Class A Common Stock, par value $.01 per share. The information in the table below presents the beneficial ownership of (i) each person known to Holding to own beneficially more than five percent of the outstanding voting common stock of Holding, (ii) each director and each executive officer of Holding named in the Summary Compensation Table, and (iii) all directors and executive officers of Holding, BVH and Big V, respectively as a group.

                                                                   Number of Shares             Percent of
                                                                  of Class A Common             Outstanding
                                                                  Stock Beneficially         Shares of Class A
Beneficial Owner                                                     Owned (1)(2)            Common Stock (1)
----------------                                                     ------------           -------------------
Thomas H. Lee Equity Partners, L.P. (3)                                 296,808                    40.61
ML-Lee Acquisition Fund II, L.P. (4)                                    117,333                    16.05
ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (4)               62,667                     8.57
Thomas H. Lee (5)                                                        36,513                     5.00
David G. Bronstein (6)                                                   35,335                     4.84
Gary S. Koppele (7)                                                      32,973                     4.51
Cornelius J. J. Madera, Jr. (7)                                          26,973                     3.69
Mark S. Schwartz                                                         20,000                     2.74
James A. Toopes, Jr.                                                     12,000                     1.64
John W. Childs (10) (11)                                                 11,883                     1.63
Joseph S. Frelinghuysen, Jr. (8)                                         10,543                     1.44
C. Hunter Boll (9)                                                        3,146                       **
Leo J. Kahn                                                               5,317                       **
Steven G. Segal (12)                                                      1,258                       **
Stephen L. Hittman                                                        4,200                       **

All directors and executive officers of Holding
    as a group (7 persons) (13)                                          99,482                    13.61

                                   _________

**   Represents less than 1%
(1) For purposes of the computation of percentages of Holding presented in this table, a holder is deemed to beneficially own all shares which may be acquired by such holder upon exercise of options held by such holder, which options are exercisable within 60 days. Such shares which may be acquired by such holder (but no shares which may be acquired by any other holder upon exercise of options held by such other holder) are deemed to be outstanding.
(2)  Share amounts are rounded to the nearest whole number.

(3)  Each of (i) THL Equity Advisors Limited Partnership, (ii) THL Equity Trust,
     (iii) Thomas H. Lee, as Trustee of THL Equity Trust, (iv) John W. Childs, as Trustee of THL Equity Trust, (v) C. Hunter Boll, as an officer of THL Equity Trust, and (vi) Steven G. Segal, as an officer of THL Equity Trust, may be deemed to be the beneficial owner of 296,808 shares held by the Lee Fund. Such entities and Messrs. Lee, Boll, Childs and Segal disclaim beneficial ownership of such shares. The foregoing entities and Messrs. Lee and Boll maintain their principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. Messrs. Childs and Segal maintain their principal business address c/o J.W. Childs Associates, L.P., One Federal Street, Boston, MA 02110.
(4) Each of (i) Thomas H. Lee Advisors II, L.P. ("Advisors II"), the Investment Advisor of each of the ML-Lee Funds, (ii) T.H. Lee Mezzanine II ("Mezzanine II"), a general partner of Advisors II, (iii) Thomas H. Lee, as Trustee of Mezzanine II and an Individual General Partner of each of the ML-Lee Funds,
     (iv) John W. Childs, as Trustee of Mezzanine II, (v) C. Hunter Boll, as an officer of Mezzanine II, and (vi) Steven G. Segal, as an officer of Mezzanine II, may be deemed to be the beneficial owners of 180,000 shares held, in the aggregate, by the ML-Lee Funds. Each of Advisors II, Mezzanine II, Mr. Lee, Mr. Childs, Mr. Boll and Mr. Segal disclaim ownership of such shares. Each of Advisors II and Mezzanine II maintains their principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109. The ML-Lee Funds maintain principal business addresses c/o Merrill Lynch, 225 Liberty Street, World Financial Center, South Tower--23rd Floor, New York, New York 10080-6123.
(5) Represents 36,513 shares which may be deemed to be beneficially owned by State Street Bank and Trust Company of Connecticut, N.A., as trustee of the 1989 Thomas H. Lee Nominee Trust (the "Lee Trust"). State Street Bank and Trust Company of Connecticut, N.A. disclaims beneficial ownership of such shares. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Lee as a result of his relationships with the Lee Fund and the ML-Lee Funds. Mr. Lee disclaims beneficial ownership of such shares. Mr. Lee maintains his principal business address c/o Thomas H. Lee Company, 75 State Street, Boston, MA 02109.
(6)  Includes options to purchase 5,435 shares.
(7) Includes options to purchase 380 shares. Also includes, solely with respect to Mr. Koppele, 32,593 shares held of record by GSK, Inc., a Delaware corporation wholly owned by Mr. Koppele. Mr. Koppele may be deemed to beneficially own these shares as a result of his relationship with GSK, Inc.
(8)  Includes options to purchase 543 shares.
(9) Includes options to purchase 1,581 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Boll as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Boll disclaims beneficial ownership of such shares.(10) Includes options to purchase 6,211 shares from Mr. Lee which are currently exercisable. Does not include 476,808 shares which may be deemed to be beneficially owned by Mr. Childs as a result of his relationship with the Lee Fund and the ML-Lee Funds. Mr. Childs disclaims beneficial ownership of such shares.
(11) Does not include 426 shares which Mr. Childs may be deemed to own by virtue of proxies he holds with respect to shares owned by his siblings. Mr. Childs disclaims beneficial ownership of such shares.

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

           (3)  Exhibits

      See Index to Exhibits on Page II-I. A copy of the exhibits listed herein can be obtained by writing:

                   James A. Toopes, Jr.
                   Vice Chairman, Chief Financial and
                    Administrative Officer
                   Big V Supermarkets, Inc.
                   176 North Main Street
                   Florida, New York 10921

      (b)  Reports on Form 8-K

      November 22, 1999 - Acquisition of  ShopRite of Pennington, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Florida, State of New York, on April 7, 2000.

                        BIG V SUPERMARKETS, INC.


                        By:  /s/ Mark S. Schwartz
                             ---------------------------------
                             Mark S. Schwartz,
                             President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                         Title                           Date
----------                         -----                           ----


/s/  David G. Bronstein            Director, Chairman of           April 7, 2000
---------------------------------
David G. Bronstein                 the Board


/s/  Mark S. Schwartz              Director, Chief Executive       April 7, 2000
---------------------------------
Mark  S. Schwartz                  Officer and President
                                   (principal executive officer)


/s/  James A. Toopes, Jr.          Director, Vice Chairman,        April 7, 2000
---------------------------------
James A. Toopes, Jr.               Chief Financial and
                                   Administrative Officer
                                   Corporate Secretary
                                   (principal financial officer)


/s/  Anthony J. Moccio             Vice President-Controller       April 7, 2000
---------------------------------
Anthony J. Moccio


/s/  C. Hunter Boll                Director                        April 7, 2000
---------------------------------
C. Hunter Boll

/s/  Charles A. Brizius            Director                        April 7, 2000
---------------------------------
Charles A. Brizius


/s/  John W. Childs                Director                        April 7, 2000
---------------------------------
John W. Childs


/s/  Joseph S. Frelinghuysen, Jr.  Director                        April 7, 2000
---------------------------------
Joseph S. Frelinghuysen, Jr.


/s/ Leo J. Kahn                    Director                        April 7, 2000
---------------------------------
Leo J. Kahn


/s/ Steven G. Segal                Director                        April 7, 2000
---------------------------------
Steven G. Segal

INDEPENDENT AUDITORS' REPORT

Big V Supermarkets, Inc.
Florida, New York

We have audited the accompanying consolidated balance sheets of Big V Supermarkets, Inc. and subsidiaries (the "Company") as of December 25, 1999 and December 26, 1998, and the related consolidated statements of income (loss), stockholder's deficit and cash flows for each of the three fiscal years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big V Supermarkets, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for insurance related assessments to conform with Statement of Position 97-3.


/s/ Deloitte & Touche LLP


March 24, 2000

BIG V SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND
DECEMBER 27, 1997
(In Thousands)
--------------------------------------------------------------------------------

                                                                         1999               1998               1997
SALES                                                                   $856,872           $814,404           $762,880
                                                                        --------           --------           --------

COSTS AND EXPENSES:
  Cost of sales (exclusive of depreciation and amortization
    shown separately below)                                              630,444            600,375            563,896
  Selling, general and administrative                                    182,772            172,952            161,786
  Depreciation and amortization                                           17,351             15,454             16,979
  Interest expense, net of interest income of $573 for 1999,
    $260 for 1998 and $253 for 1997, respectively                         23,236             23,651             24,586
  Restructuring charge                                                     8,500                  -                  -
                                                                        --------           --------           --------

           Total costs and expenses                                      862,303            812,432            767,247
                                                                        --------           --------           --------

(LOSS) INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY CHARGE AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                (5,431)             1,972             (4,367)

INCOME TAX (BENEFIT) EXPENSE                                              (3,300)             1,860             (1,625)
                                                                        --------           --------           --------

(LOSS) INCOME BEFORE EXTRAORDINARY CHARGE,
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    (2,131)               112             (2,742)

EXTRAORDINARY CHARGE, NET OF TAX BENEFIT
  OF $301                                                                    492                  -                  -
                                                                        --------           --------           --------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                          (2,623)               112             (2,742)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX
  BENEFIT OF $332                                                            543                  -                  -
                                                                        --------           --------           --------

NET (LOSS) INCOME                                                       $ (3,166)          $    112           $ (2,742)
                                                                        ========           ========           ========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 25, 1999 AND DECEMBER 26, 1998
(In Thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                            1999                1998
ASSETS
CURRENT ASSETS:
  Cash ($6,400 restricted at December 25, 1999)                                            $ 21,604           $ 15,674
  Accounts receivable                                                                        18,748             11,941
  Inventories                                                                                47,672             35,493
  Refundable income taxes                                                                     1,995                630
  Prepaid expenses and other current assets                                                   4,303              2,282
  Asset held for sale                                                                         4,713              4,482
                                                                                           --------           --------
           Total current assets                                                              99,035             70,502

PROPERTY AND EQUIPMENT - At cost, less accumulated
  depreciation and amortization of $99,117 at December 25, 1999 and
  $85,756 at December 26, 1998, respectively                                                 69,336             57,521

GOODWILL - Less accumulated amortization of $17,041 at
   December 25, 1999 and $14,938 at December 26, 1998, respectively                          73,957             64,371

INVESTMENT IN WAKEFERN FOOD CORP.                                                            15,625             13,173

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
  amortization of $9,387 at December 25, 1999 and $8,273                                     40,781             33,095
  at December 26, 1998, respectively

OTHER ASSETS                                                                                 13,720              9,002
                                                                                           --------           --------

TOTAL ASSETS                                                                               $312,454           $247,664
                                                                                           ========           ========


LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                         $ 57,128           $ 44,954
  Accrued expenses and taxes other than income taxes                                         22,584             15,693
  Deferred income taxes                                                                       7,300              6,213
  Current portion of long-term debt                                                          18,723             12,499
  Current portion of capitalized lease obligations                                            1,303                808
                                                                                           --------           --------

           Total current liabilities                                                        107,038             80,167
                                                                                           --------           --------

OTHER LONG-TERM LIABILITIES                                                                  15,038             10,056
                                                                                           --------           --------

LONG-TERM DEBT - Less current portion                                                       193,904            153,342
                                                                                           --------           --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                                         24,665             25,228
                                                                                           --------           --------

DEFERRED INCOME TAXES                                                                         2,645              6,070
                                                                                           --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, par value, $1.00 per share; authorized, 1,000 shares;
    issued, 1,000 shares                                                                          1                  1
  Paid-in capital                                                                             7,934              8,405
  Accumulated deficit                                                                       (38,771)           (35,605)
                                                                                           --------           --------

           Total stockholder's deficit                                                      (30,836)           (27,199)
                                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                                $312,454           $247,664
                                                                                           ========           ========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND
DECEMBER 27, 1997
(In Thousands)
--------------------------------------------------------------------------------


                                                      Common Stock                                          Total
                                                 ---------------------     Paid-in       Accumulated     Stockholder's
                                                   Shares      Amount     Capital         Deficit          Deficit


BALANCE, DECEMBER 28, 1996                             1,000       $1      $8,664          $(32,975)         $(24,310)

  Return of capital to Holding                             -        -        (149)                -              (149)

  Capital contribution from Holding                        -        -          15                 -                15

  Net loss                                                 -        -           -            (2,742)           (2,742)
                                                       -----    -----      ------          --------          --------

BALANCE, DECEMBER 27, 1997                             1,000        1       8,530           (35,717)          (27,186)

  Return of capital to Holding                             -        -        (125)                -              (125)

  Net income                                               -        -           -               112               112
                                                       -----    -----      ------          --------          --------
BALANCE, DECEMBER 26, 1998                             1,000        1       8,405           (35,605)          (27,199)

  Return of capital to Holding                             -        -        (471)                -              (471)

  Net loss                                                 -        -           -            (3,166)           (3,166)
                                                       -----    -----      ------          --------          --------
BALANCE, DECEMBER 25, 1999                             1,000       $1      $7,934          $(38,771)         $(30,836)
                                                       =====    =====      ======          ========          ========

See notes to consolidated financial statements.

BIG V SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND
DECEMBER  27, 1997
(In Thousands)
--------------------------------------------------------------------------------

                                                                             1999              1998              1997

CASH BALANCE, BEGINNING OF YEAR                                            $ 15,674          $ 13,498          $ 10,595
                                                                           --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                          (3,166)              112            (2,742)
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                                            17,351            15,454            15,904
    Cumulative effect of accounting change                                      875                 -                 -
    Noncash loss on disposal of equipment and
      leasehold interest                                                          -                 -             1,075
    Amortization of deferred debt costs                                       1,055             1,178             1,157
    Write-off of unamortized deferred financing costs                           793                 -                 -
    Accretion of discount on debt                                                93               120               133
    Deferred income taxes                                                    (2,342)              708            (2,712)
    Noncash rent expense                                                      1,128             1,273             1,100
    Noncash gain from lease termination                                           -                 -            (1,170)
    Loss on sale of equity investment                                             -                 -               596
  Changes in assets and liabilities:
    (Increase) decrease in inventories                                       (6,752)            1,358            (1,414)
    (Increase) decrease in prepaid expenses and other
      current assets                                                         (1,937)              (39)            1,856
    (Increase) decrease in accounts receivable                               (2,997)            2,728            (1,603)
    (Increase) decrease refundable income taxes                              (1,365)            1,058            (1,569)
    Increase in other assets                                                 (1,432)             (394)           (1,574)
    Increase in asset held for sale                                            (231)             (846)             (604)
    Increase in accounts payable                                              7,700             1,697             4,336
    Increase (decrease) in accrued expenses and
      taxes other than income taxes                                           3,433            (1,679)            1,527
    Decrease in income taxes payable                                              -                 -               (17)
    Increase (decrease) in long-term liabilities                                780            (1,191)            2,627
                                                                           --------          --------          --------

           Net cash provided by operating activities                         12,986            21,537            16,906
                                                                           --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                    (13,486)           (8,911)          (10,242)
  Acquisition of business, net of cash acquired                             (32,658)                -                 -
  Sale of property and equipment                                                  7                 8                26
  Increase in investment in Wakefern Food Corp.                                   -               (40)                -
                                                                           --------          --------          --------

           Net cash used in investing activities                            (46,137)           (8,943)          (10,216)
                                                                           --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                 (8,230)          (10,319)           (8,939)
  Payments of capital lease obligations                                        (203)             (619)             (444)
  Proceeds from revolver borrowings                                             800               500                 -
  Proceeds from long-term borrowings                                        101,000               145             5,730
  Payments on old senior debt                                               (49,667)                -                 -
  Financing fees in connection with new senior debt                          (4,148)                -                 -
  Return of capital to Holding                                                 (471)             (125)             (149)
  Capital contribution from Holding                                               -                 -                15
                                                                           --------          --------          --------

           Net cash provided by (used in) financing activities               39,081           (10,418)           (3,787)
                                                                           --------          --------          --------

NET INCREASE IN CASH                                                          5,930             2,176             2,903
                                                                           --------          --------          --------

CASH BALANCE, END OF YEAR                                                  $ 21,604          $ 15,674          $ 13,498
                                                                           ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                               $ 22,324          $ 21,918          $ 23,687
                                                                           ========          ========          ========

    Income taxes                                                           $    131          $    285          $  2,671
                                                                           ========          ========          ========

BIG V SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND
DECEMBER 27, 1997
--------------------------------------------------------------------------------

In 1999, the Company recorded a capital lease obligation incurred for the purchase of new equipment in the amount of $937,000.

In November 1999, in connection with the acquisition as described in Note 3, the Company assumed an additional note payable in the amount of $1.2 million.

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

BIG V SUPERMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND
DECEMBER 27, 1997
--------------------------------------------------------------------------------

1. BUSINESS

   Organization and Basis of Presentation - On December 28, 1990, Big V Supermarkets, Inc. was purchased by Big V Holding Corp. ("Holding") through the merger of a wholly-owned subsidiary of Holding with and into BV Holdings Corporation (the "Predecessor Company"), the owner of all voting stock of the Company. The financial statements presented herein are those of Big V Supermarkets, Inc. and its wholly-owned subsidiaries (the "Company") subsequent to the purchase by Holding. The Company is a wholly-owned indirect subsidiary of Holding, whose principal shareholders include Thomas
   H. Lee Equity Partners, L.P., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Thomas H. Lee, and management of the Company. The consideration paid by Holding to acquire the Company was approximately $210.2 million.

   The acquisition by Holding was accounted for as a purchase and, accordingly, Holding recorded the assets and liabilities of the Company at their fair value at the date of the acquisition. The accompanying consolidated financial statements of the Company reflect Holding's basis.

   The Company operates a chain of 34 modern supermarkets under the ShopRite trade name located primarily in the Hudson River Valley Region of New York State and the Trenton area of New Jersey. The Company also operates one supermarket under the "Big V Market" trade name and two supermarkets under the "CostRite" trade name. The Company is the largest member of the Wakefern Food Corp. cooperative ("Wakefern") located in Elizabeth, New Jersey.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Fiscal Year - The Company's fiscal year ends on the last Saturday in December. The fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997 were 52-week periods.

   Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Big V Supermarkets, Inc., its wholly-owned operating subsidiary BVNJ Partnership, L.P. ("BVNJ") and its nonoperating subsidiaries. BVNJ was established to consummate the acquisition described in Note 3. All intercompany accounts and transactions have been eliminated in consolidation. Since the Company is a wholly-owned subsidiary, earnings per share information is not presented. The Company operates in one industry segment, the operation of supermarkets.

   Inventories - Inventories are valued using the last-in, first-out method.

   At December 25, 1999 and December 26, 1998, inventories would have been higher by $3,785,000 and $3,193,000, respectively, if the first-in, first-out method of valuation had been used.

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

   The Company reviewed the recoverability of its long-lived assets by comparing the carrying amounts of the identifiable cash flow producing assets to their gross projected operating cash flows. At December 25, 1999, no assets were impaired.

   Goodwill - Goodwill is being amortized on a straight-line basis using lives of 15 to 40 years. Management assesses the recoverability of goodwill by comparing the Company's forecasts of cash flows from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. Cash flows from operating results represents net income excluding depreciation and amortization expense. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of the expected cash flows from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. Management believes goodwills' carrying values and useful lives are appropriate.

   Investment in Wakefern Food Corp. - Represents the Company's stock ownership in Wakefern. Such stock has been valued at its redemption value, which represents cost, in accordance with the Wakefern By-Laws and is obtained by the Company upon payments made with respect to new store openings (see Note
   13). The Wakefern By-Laws specify that, such stock can be sold to Wakefern at the greater of $100 per share or Wakefern's then book value. Since this stock can only be sold to Wakefern at a specified amount in accordance with the Wakefern by-laws it is not practicable to estimate the fair value of such stock.

   Wakefern Warehouse Agreement - Represents the value assigned to the Company's ability to participate in Wakefern as a member and its ability to share in the annual patronage dividend (see Note 13). The value assigned resulted from fair market determinations made by independent appraisers. The Wakefern Warehouse Agreement contains an evergreen provision providing for a continual 10-year renewal period. The Company's obligation to purchase from Wakefern may be terminated only 10 years following the approval of such termination by the holders of at least 75% of the outstanding voting stock of Wakefern. Accordingly, the cost of the Wakefern Warehouse Agreement is being amortized on a straight-line basis using lives of 15 to 40 years.

   Debt Issuance Costs - Debt issuance costs represent costs associated with borrowings and are amortized using the straight-line method over the terms of the related debt.

   Income Taxes - The Company files a consolidated Federal income tax return with its ultimate parent, Holding. Deferred taxes have been recorded for the differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes.

   Preopening Costs - For the fiscal year ended on December 26, 1998, the costs associated with new store openings were amortized in the 12-month period following such store opening. At December 26, 1998, all such deferred costs had been amortized in accordance with Company policy. Effective December 27, 1998, the Company adopted Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities, which requires the costs associated with start-up activities, such as opening a new store, be expensed as incurred. There was no income statement effect related to the adoption of this SOP.

   Self-Insured Liabilities - The Company retains the risk and does not obtain insurance for workers' compensation claims. Such liability has been recorded at its present value utilizing a risk free discount rate based on the projected payout of these claims. The Company determines the required liability based upon various actuarial assumptions which include, but are not limited to, the Company's historical loss experience, industry loss standards, projected loss development factors, projected payroll, number of employees and interest rates. Final resolution of some of the workers' compensation claims may require significant expenditures by the Company in excess of its existing reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 25, 1999 and December 26, 1998, the accompanying balance sheets include a liability of approximately $6.9 million and $4.8 million, respectively.

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

   . Long-Term Debt - The fair value of the Company's long-term debt is based upon the market price of the Company's publicly traded debt securities at December 25, 1999 and December 26, 1998, and for the debt instruments which are not publicly traded, current incremental borrowing rates for similar types of borrowing arrangements are utilized as a basis to determine fair value of such debt instruments.

   Pensions and Postretirement Benefits - The Company has adopted SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, for the period ended December 25, 1999. This statement revises employers' disclosures about pension and other postretirement benefits for all periods presented. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful (see Note 12).

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for the

   Company's 2000 fiscal year. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

   Change in Accounting Principle - During 1999, the Company adopted, the American Institute of Certified Public Accountants Statement of Position 97-3 ("SOP 97-3"), Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which requires a liability to be recognized for insurance-related assessments. The adoption of SOP 97-3 resulted in a charge of $875,000, net of income tax benefit of $332,000, which is presented as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of income (loss). Assuming SOP 97-3 was applied retroactively, pro forma 1997 loss before extraordinary item and net loss would have been $3.0 million and $2.8 million, respectively. The adoption of SOP 97-3 did not have a material effect on the 1998 income before extraordinary item and net income.

   Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 1999 presentation.

3.  ACQUISITION

   On November 7, 1999, the Company acquired ShopRite of Pennington, Inc. ("SRP"), another Wakefern member. The five store chain, located in the Trenton area of New Jersey, was purchased for $35.6 million, subject to certain purchase price adjustments, which includes $0.7 million of acquisition related costs and a $1.2 million note payable. The acquisition was financed with variable rate debt including an initial funding of $36 million and a $5 million delayed draw facility.

   The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of SRP from November 7, 1999 through December 25, 1999. The following pro forma information for the years ended December 25, 1999 and December 26, 1998 have been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of income (loss) to give effect to the SRP acquisition as if such acquisition occurred on December 27, 1998 and December 28, 1997. Such pro forma information is presented for comparative purposes and does not purport to be indicative of the Company's actual results of operations had such transaction actually been consummated on December 27, 1998 and December 28, 1997 or of the Company's future results of operations and are as follows:


                                                                         Year Ended               Year Ended
                                                                        December 25,             December 26,
                                                                            1999                     1998
                                                                                    (In Thousands)

Sales                                                                     $983,822                  $950,335
Loss before extraordinary item and cumulative
  effect of change in accounting                                            (1,708)                   (3,629)
Net loss                                                                    (2,743)                   (3,629)


Pro forma adjustments include (i) the operations of SRP for the preacquisition period from December 27, 1998 to November 6, 1999 and for the Company's 1998 fiscal year, (ii) the income statement effects of the allocation of purchase price including the amortization of intangibles and goodwill, (iii) the recognition of interest expense and amortization of deferred financing costs related to $36 million of borrowings, and (iv) the income tax effects of the above and to recognize income taxes on SRP's results of operations based upon the Company's tax structure since SRP was an S-Corporation.

Final purchase price allocation will occur upon the receipt of final appraisals and after all purchase price adjustments, if any, are finalized with the seller. The following table sets forth the preliminary allocation of the purchase price (in thousands):

Current assets (including cash of $1,691)                                                $11,233
Property and equipment                                                                    12,240
Investment in Wakefern Food Corp. (a)                                                      2,452
Wakefern Warehouse Agreement (a)                                                           8,800
Goodwill (a)                                                                              11,689
Other assets (b)                                                                             995
Current liabilities                                                                       (8,568)
Other liabilities                                                                         (3,253)
                                                                                         -------

                                                                                         $35,588
                                                                                         =======

(a)  Being amortized over 15 years.

(b)  Includes a covenant not to compete which is being amortized over 3 years.

4.   RESTRUCTURING CHARGE

     During the third quarter of fiscal 1999, the Company formalized its plans to reduce the escalating cost of its union labor force, streamline the functions of its corporate offices and reduce its overall cost structure ("Restructuring Plan"). The major initiatives of the Restructuring Plan included the following: (1) a Board of Director approved Big V Supermarkets, Inc. Early Retirement Buyout Program, which provided eligible store associates various combinations of cash and health coverage in consideration of the employee severing their employment with the Company; and (2) the realignment of corporate strategic business functions, internal processes, and the elimination of functional redundancies between the Company and Wakefern.

     In connection with the implementation of the Restructuring Plan, the Company recorded a pretax restructuring charge of $8.5 million relating solely to severance and termination benefits. As of December 25, 1999, the remaining restructuring liability was $5.7 million. During the first quarter of 2000, the Company completed the initiatives set forth in the Restructuring Plan including the payment of severance and termination benefits. As of March 18, 2000, the end of the Company's first quarter, approximately $0.6 million of the original liability remains unpaid. This balance will be used to provide health and welfare benefits to Restructuring Plan's participants over the remainder of fiscal 2000.

     Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 230 employees, 168 of which have been terminated through December 25, 1999. Total cash outlays related to the Restructuring Plan are expected to approximate the restructuring charge.

5.  PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows:

                                                                               1999              1998
                                                                                   (In Thousands)
Land                                                                          $    436          $    834
Building                                                                           161               161
Equipment and fixtures                                                          85,656            70,448
Leasehold improvements                                                          45,616            39,602
Leasehold interests                                                              8,205             4,275
Construction-in-progress                                                            97               557
Property and equipment under capital leases (Note 10)                           28,282            27,400
                                                                              --------          --------

Property and equipment, at cost                                                168,453           143,277

Less accumulated depreciation and amortization, including
  accumulated amortization of capitalized
  leases of $12,924 and $11,352, respectively                                  (99,117)          (85,756)
                                                                              --------          --------

Property and equipment, net                                                   $ 69,336          $ 57,521
                                                                              ========          ========


6.  ASSET HELD FOR SALE

    A wholly-owned subsidiary of the Company, Somers Development Corporation, owns the Baldwin Place Shopping Center located in Somers, N.Y. (Somers location). In the late 1980s, soil and groundwater contamination was detected at this presently nonoperating center. The Somers location is on the Department of Environmental Conservation's ("DEC") New York State Inactive Hazardous Water Disposal Site List.

    A Record of Decision (ROD) with respect to the environmental status of this site was issued by the DEC in December 1995. The Company is in compliance with the ROD and required environmental actions to sell this location are complete. The Company anticipates that the present value of future monitoring costs will approximate $1.2 million. During 2000, the Company plans to obtain site plan approval and sell the property to recover its costs. Accordingly, Asset Held for Sale has been classified as a current asset.

7.   OTHER ASSETS

     Other assets consists of the following:

                                                  1999             1998
                                                     (In Thousands)

   Wakefern mutual aid fund                     $ 2,768           $2,116
   Amounts deposited in notes receivable            466              538
   Deferred debt issuance costs                   5,207            2,907
   New store costs (A)                            3,527            2,015
   Insure-Rite deposits                             816              684
   Deposits                                         203              415
   Noncompete agreement                             229                -
   Other                                            504              327
                                                -------           ------
 Total other assets                             $13,720           $9,002
                                                =======           ======

   (A) Such costs represent costs incurred in the planning and development phases of proposed and approved new store sites. Such costs are third party fees for such items as architectural, engineering and legal services. Costs related to sites no longer under consideration for a store are expensed. All costs at December 25, 1999 and December 26, 1998 are for stores under construction or in development.

8. INDEBTEDNESS

   Debt consists of the following:

                                                                              1999              1998
                                                                         (In Thousands)

Notes payable, bearing interest at rates of 7.15% to
  10.99%, payable in installments through
  October 30, 2003 (A)                                                     $  8,061           $  9,712

Notes payable for Wakefern stock subscriptions,
  face amount of $2,272 in 1999 and $2,803 in 1998
  due in installments through December 2002 (less unamortized discounts of $131 in 1999 and $223 in 1998
  based on imputed interest rates of 9.25% to 12.5%)                          2,141              2,580

Notes payable for deposit with Insure-Rite,
  due in installments through December 1999                                       -                  8

Mortgage bond payable for land, interest accruing at
  11.24% and added to principal due February 28,
  1999 in the amount of $1,400,000                                                -              1,374

Bank term loans (B)                                                          99,125             46,667
Revolving loans (B)                                                             800              3,000
Subordinated note due March 15, 2001 (C)                                     20,000             20,000
Secured nonrecourse note (D)                                                  2,500              2,500
11% Series B Senior Subordinated Notes (E)                                   80,000             80,000
                                                                           --------           --------
                                                                            212,627            165,841
  Less current portion                                                       18,723             12,499
                                                                           --------           --------
                                                                           $193,904           $153,342
                                                                           ========           ========

      (A) The notes payable are collateralized by equipment with a net book value of $5,294,000 at December 25, 1999 and $6,699,000 at December 26, 1998.

      (B) Prior to January 1999, the Company had a Credit Agreement ("Prior Agreement") with Bankers Trust Company as agent, and a syndicate of five additional institutions.

          The Prior Agreement included $30.0 million in aggregate principal amount of A Term Loans, $40.0 million in aggregate principal amount of B Term Loans (the "A Term Loans" and the "B Term Loans," hereinafter referred to collectively as the "Prior Term Loans") and the Revolving Credit Facility, which permitted the Company to borrow up to $26.0 million to finance working capital and letter of credit needs.

          On January 14, 1999, the Company refinanced its Prior Agreement by entering into a new Credit Agreement ("Agreement") with DLJ Capital Funding, Inc., as syndication agent, Fleet National Bank, as administrative agent, and Summit Bank, as documentation agent.

          The Agreement includes $10.0 million in aggregate principal amount of Tranche A Term Loans, $50.0 million in aggregate principal amount of Tranche B Term Loans (the "Tranche A Term Loans" and "Tranche B Term Loans," hereinafter referred to collectively as the

          "Term Loans") and the Revolving Credit Facility, which permits the Company to borrow up to $25.0 million to finance working capital and letter of credit needs.

          In November 1999, the Company amended the Agreement to include an additional $36.0 million in Tranche C Term Loans (the "Tranche C Term Loans") to finance the costs associated with the acquisition of ShopRite of Pennington, Inc. (see Note 3) along with $5.0 million delayed draw facility which the Company exercised in December 1999.

          The Tranche A Term Loans also include a $10.0 million commitment to be used toward the repayment of the Company's subordinated note due in installments beginning in June of 2000 (Note 8(C)). The Revolving Credit Facility can be increased in increments of $1.0 million up to a maximum Revolving Credit Facility of $30.0 million.

          A Second Amendment to the Agreement dated March 2, 2000 provided an additional $3.0 million of bank term loans in consideration of the permanent reduction of $3.0 million revolving loan commitment. Prior to the Second Amendment, the Company had the ability to increase their revolving loan commitments by up to $5.0 million.

          Indebtedness under the Agreement bears interest at a floating rate. Indebtedness under the Term Loans bears interest at a rate based (at the Company's option) upon: (i) the Base Rate (defined as the higher of: (a) the applicable prime rate of Fleet National Bank or (b) the Federal Funds Rate plus 1/2 of 1%) plus 2% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility, and 2 3/4% in respect of the B Term Loans, and 3% in respect of the C Term Loans; or ii) the Eurodollar Rate (as defined) for one, two, three, or six months, plus 3% in respect of Tranche A Term Loans and Revolving Credit Facility loans, 3 3/4% in respect of Tranche B Term Loans and 4% in respect of Tranche C Term Loans. The interest rate margin applicable to both the Base Rate and Eurodollar Rate loans is reduced as the Company's leverage ratio (as defined) decreases.

          The Tranche A Term Loans mature on February 10, 2003 while the
          Tranche B and C Term Loans mature on August 10, 2003. All loans under the Agreement, as amended, are subject to quarterly amortizations.
          The Revolving Credit Facility matures on February 10, 2003. In addition, the Agreement provides for mandatory repayments of the Term Loans (and certain commitment reductions under the Tranche A Term Loans and/or Revolving Credit Facility) based upon certain asset sales outside the ordinary course of business of Holding and its subsidiaries, the proceeds of certain debt and equity issuances and 75% of Excess Cash Flow (as defined in the Agreement) per annum.

          Loans under the Revolving Credit Facility may be repaid and reborrowed. The Company is required to pay to the lenders under the Agreement in the aggregate a commitment fee equal to 1/2 of 1% per annum, payable on a quarterly basis, on the average unused portion of the Revolving Credit Facility. An additional commitment fee equal to 1 1/2% per annum on the unused Tranche A Term Loans commitment is also payable quarterly. During 1999 and 1998, the Company paid $220,000 and $54,000, respectively in commitment fees associated with its Agreements.

          As a result of the refinancing, the Company paid $46.7 million of outstanding Prior Term Loans under the Prior Agreement, $3.0 million of revolving loans, $471,000 in accrued interest and fees, $2.5 million in Agreement transactions fees and expenses, and $10.3 million was added to working capital of the Company. In addition, the Company expensed $793,000 in unamortized deferred debt issuance costs related to the Prior Agreement. Such amount is shown, net of its tax benefit, as an extraordinary item on the statement of income (loss).

          The Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios, interest coverage ratios and minimum amounts of consolidated net worth. At December 25, 1999, the Company was in compliance with all terms and covenants of the Agreement.

      (C) The Company has $20.0 million senior subordinated promissory notes due March 15, 2001 held by certain principal shareholders. Interest accrues at the annual rate of 14.14%, payable in quarterly installments. The Note Agreement contains various restrictive covenants similar to the covenants contained in the Agreement. The first of two $10.0 million principal payments on this note is due in June 2000. At December 25, 1999, the balance sheet includes $6.4 million of restricted cash held in escrow to be used for the June 2000 payment.

     (D) The Company has a noninterest-bearing note due to certain shareholders of the Predecessor Company. The note is payable solely out of the net proceeds (as defined) of the sale of the land and buildings comprising the Baldwin Place Shopping Center in Somers, NY (see Note 6).

     (E) On December 17, 1993, the Company issued $80.0 million of 11% Series B Senior Subordinated Notes (the "Series B Notes"). The Series B Notes are unsecured obligations of the Company, ranking subordinated in right of payment to all other outstanding debt of the Company. The Series B Notes mature on February 15, 2004. Interest accrues at the rate of 11% per annum and is payable semiannually on each February 15 and August 15, and commenced on February 15, 1994.

          The Series B Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, after February 15, 1999 at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing on February 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon to the date of redemption:

                  Year                                     Percentage

                  2000                                       102.750 %
                  2001                                       101.375
                  2002 and thereafter                        100.000

          The Indenture (the "Indenture") that governs the Series B Notes imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, pay dividends or make certain other restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, incur liens, incur indebtedness which is subordinate in right of payment to any senior debt and senior in right of payment to the Series B Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, issue preferred stock of the Company's subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company, consummate certain asset sales, or adopt a plan of liquidation. At December 25, 1999, the Company was in compliance with all the terms and covenants of the Indenture.

          Aggregate maturities of long-term debt are as follows:

                Year                            (in thousands)
               2000                                 $ 18,723
               2001                                   17,523
               2002                                    6,505
               2003                                   89,612
               2004                                   80,169
            Thereafter                                    95
                                                    --------
                                                    $212,627
                                                    ========

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts and fair values of the Company's financial instruments for which such amounts differ are as follows:

                                                           December 25, 1999                           December 26, 1998
                                                  --------------------------------            --------------------------------
                                                     Carrying              Fair                  Carrying              Fair
                                                      Amount              Value                   Amount              Value
                                                            (in thousands)                              (in thousands)

Investments                                           $      -            $      3                $      -            $      6
                                                      ========            ========                ========            ========

Long-term debt (Note 8):
  Bank term loans                                     $ 99,125            $ 99,125                $ 46,667            $ 46,667
  Revolving loan                                           800                 800                   3,000               3,000
  11% Senior subordinated notes                         80,000              78,400                  80,000              80,800
  Subordinated note due March 15, 2001                  20,000              19,215                  20,000              18,445
  Notes payable secured by equipment                     8,061               8,183                   9,712               9,936
  Notes payable for Wakefern stock
    subscriptions                                        2,141               2,141                   2,580               2,580
  Notes payable, Insure-Rite                                 -                   -                       8                   8
  Mortgage bond payable for land                             -                   -                   1,374               1,374
  Secured nonrecourse note                               2,500               2,500                   2,500               2,500
                                                      --------            --------                --------            --------

                                                      $212,627            $210,364                $165,841            $165,310
                                                      ========            ========                ========            ========

   The fair values of investments are based on quoted market prices at December 25, 1999 and December 26, 1998. Similarly, the fair value of long-term debt is based on quoted market prices on December 25, 1999 and December 26, 1998 or in the absence of such quoted market prices the latest available quoted market price is used. The fair values of the Bank Term Loans at December 25, 1999 and December 26, 1998 approximated their carrying value due to their floating interest rates. The fair values of the Subordinated Note due March 15, 2001 and the Company's note payable secured by equipment are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar type borrowings. The fair values of the remaining notes payable and mortgage bond payable were assumed to reasonably approximate their carrying value since the interest rates associated with these borrowings approximate market and the remaining maturities are relatively short-term. The fair value of the secured nonrecourse note was assumed to reasonably approximate its carrying value because it is payable solely out of the net proceeds of the sale, exchange or development of the Somers, NY location (see Note 6).

10. COMMITMENTS AND CONTINGENCIES

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

    Capital Leases - The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of December 25, 1999:

Year                                                       (In Thousands)

        2000                                                      $ 5,037
        2001                                                        5,063
        2002                                                        4,824
        2003                                                        4,845
        2004                                                        4,929
        2005 and thereafter                                        29,320
                                                                  -------

Net minimum lease payments                                         54,018

Less amount representing interest                                  28,050
                                                                  -------

                                                                  $25,968
                                                                  =======


    No contingent lease payments were made under capital leases for the years ended December 25, 1999, December 26, 1998 and December 27, 1997.

    Operating Leases - The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 25, 1999:

         Year                                          (In Thousands)

         2000                                                  $ 16,686
         2001                                                    17,782
         2002                                                    17,650
         2003                                                    16,918
         2004                                                    16,854
         2005 and thereafter                                    243,441
                                                               --------

Total minimum payments                                         $329,331
                                                               ========

    Rental Expense - The following schedule shows the composition of total rental expense for all operating leases for the years ended December 25, 1999, December 26, 1998 and December 27, 1997:

                                                                    1999               1998               1997
                                                                                (In Thousands)

            Minimum rentals                                         $10,401              $10,537           $7,711
            Contingent rentals                                          555                  299               59
            Noncash rent expense                                      1,128                1,273            1,100
                                                                    -------              -------           ------

            Total rental expense                                    $12,084              $12,109           $8,870
                                                                    =======              =======           ======


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

    Insure-Rite Premium Calls - During 1997, the Company's general liability insurer, Insure-Rite, Ltd., made additional premium calls of $922,000 and $806,000 relating to policy years 1993 and 1994, respectively. At December 26, 1998, the accompanying balance sheet includes the remaining amounts due under the above mentioned call premium. The Company has no liability for additional premium calls. During fiscal 1998, the Company made premium payments of $615,000 and $269,000 for policy years 1993 and 1994, respectively. During fiscal 1999, the Company made final premium payments of $307,000 and $537,000 for policy years 1993 and 1994, respectively. Wakefern, on behalf of its members, has entered into a long-term, nonretrospectively rated general liability insurance policy from an independent insurer. Wakefern and the Big V Companies have the ability to use Insure-Rite, Ltd., in future years should premium based policies become unfavorable.

    The Company is a party to a number of legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition, results of operations, liquidity or business of the Company.

11. INCOME TAXES

    The provision (benefit) for income taxes relating to continuing operations at December 25, 1999, December 26, 1998 and December 27, 1997 is comprised of the following:


                                                                     1999            1998            1997
                                                                                (In Thousands)
Provision (benefit) for Federal income taxes:
  Current                                                             $(1,010)         $1,117         $   396
  Deferred                                                                570             368          (1,090)
                                                                      -------          ------         -------

Total provision (benefit) for Federal income taxes                       (440)          1,485            (694)
                                                                      -------          ------         -------

Provision (benefit) for state income taxes:
  Current                                                                (537)             35             691
  Deferred                                                             (2,323)            340          (1,622)
                                                                      -------          ------         -------

Total provision (benefit) for state income taxes                       (2,860)            375            (931)
                                                                      -------          ------         -------

Total income tax provision (benefit)                                  $(3,300)         $1,860         $(1,625)
                                                                      =======          ======         =======

   The actual income tax provision (benefit) relating to continuing operations differs from the statutory tax rate as follows:

                                                                        1999            1998             1997
                                                                                    (In Thousands)

Federal statutory tax rate of 34%                                     $(1,805)         $  670          $(1,485)
Goodwill amortization                                                     674             674              674
State tax, net of Federal income tax benefit                           (1,888)            247               92
Refunds in excess of accrual                                             (196)              -             (419)
Adjustments to deferred taxes                                               -             389             (435)
Tax credits                                                              (192)              -                -
Other                                                                     107            (120)             (52)
                                                                      -------          ------          -------

Total income tax provision (benefit)                                  $(3,300)         $1,860          $(1,625)
                                                                      =======          ======          =======

   The net deferred income tax liabilities/(assets) of the Company for the years ended December 25, 1999 and December 26, 1998 consist of the following:

                                                                               1999             1998
                                                                                    (In Thousands)

Current deferred tax liabilities/(assets):
  Prepaid expenses                                                             $   291         $    482
  Receivables                                                                    2,686            2,223
  Inventory                                                                      3,855            3,722
  Accounts payable                                                                (356)            (214)
  State deferred taxes                                                            (383)               -
  Capital leases                                                                  (142)               -
  Other                                                                          1,349                -
                                                                               -------         --------

           Total current deferred tax liabilities                                7,300            6,213
                                                                               -------         --------

Noncurrent deferred tax liabilities/(assets):
  Property and equipment (including capital leases)                              5,763            7,530
  Wakefern Warehouse Agreement                                                  12,315           13,552
  Other long-term assets                                                        (2,413)           1,243
  Other long-term liabilities                                                    2,877           (1,086)
  Capital leases                                                                (9,866)         (10,662)
  Alternative minimum tax credit carryforward                                   (2,718)          (2,873)
  Federal tax credit carryforward                                                 (334)            (275)
  Net operating loss carryforward - state                                       (1,328)          (1,543)
  Net operating loss carryforward - federal                                     (1,759)               -
  Valuation allowance                                                              108              184
                                                                               -------         --------

           Total noncurrent deferred tax liabilities                             2,645            6,070
                                                                               -------         --------

Net deferred income tax liability                                              $ 9,945         $ 12,283
                                                                               =======         ========

   The Company records the consolidated Holding Federal and State provision or benefit. If the Company were to file its own Federal and State returns, such amounts would not be materially different from the consolidated Holding returns.

   Realization of deferred tax assets associated with the Net Operating Loss ("NOL") and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

   The Company's net operating loss and credit carryforwards at December 25, 1999 expire as follows:


                                                          Federal                         State
                                                         Operating          Tax         Operating         Tax
Expiration Dates                                           Losses          Credits         Losses        Credits
                                                                               (In Thousands)
2000 - 2001                                                $    -          $    -        $ 1,386           $  -
2002 - 2005                                                     -               -            418            128
2006 - 2008                                                     -               -         13,389              -
2009 - thereafter                                           5,172             334          7,376              -
No expiration                                                   -           2,718              -              -

    In August 1993, the U.S. Congress enacted the Omnibus Budget Reconciliation Act of 1993 (the "Act") which, among other things, increased the Federal income tax rates to 35% from 34% for corporations with taxable income in excess of $10.0 million. Since the Company has not attained such level of taxable income, the Act has had no effect on the operating results and the deferred income tax liability at December 25, 1999 and December 26, 1998 and the Company continues to represent the tax effect of temporary differences at a 34% rate.

12. EMPLOYEE BENEFIT PLANS

    The Company has a noncontributory discretionary profit-sharing retirement plan for officers and nonunion employees and incentive programs for certain management personnel and officers. The Company has amended the profit sharing retirement plan to include a qualified cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code. Under this arrangement, officers and nonunion employees may elect to forego the current receipt of up to 10% of their cash compensation and have such amounts contributed to the plan on their behalf. In addition, the Company matches 25% of such elected amounts up to 5% of each individual employee's income. The Company is also obligated for pension and welfare payments for pension plans covering substantially all employees whose terms of employment are covered under collective bargaining agreements. For the years ended December 25, 1999, December 26, 1998 and December 27, 1997, provisions for these plans were as follows:


                      Company Profit-Sharing (Including                     Union Pension
                   401(k) Arrangement) and Incentive Plans                   and Welfare
                                (In Thousands)                              (In Thousands)

1999                               $1,715                                       $8,184
1998                                  906                                        8,423
1997                                1,247                                        7,198


    Additionally, pursuant to the acquisition as described in Note 3, the Company has two noncontributory (union and non-union) defined benefit pension plans covering all full-time employees who meet prescribed eligibility requirements related to the acquisition. Plan assets were invested primarily in cash equivalents, United States government agency obligations, corporate bonds and retirement plan trusts.

    The reconciliations of the funded status of both plans at December 25, 1999 are as follows:

                                                                               Union            Non-Union
                                                                                Plan               Plan
                                                                                    (In Thousands)
Change in Projected Benefit Obligation (PBO)
  during measurement period:
  PBO, November 6, 1999                                                            $2,132           $2,410
  Service cost                                                                         14               19
  Interest cost                                                                        25               32
                                                                                   ------           ------

PBO, December 25, 1999                                                             $2,171           $2,461
                                                                                   ======           ======

Change in plan assets during the measurement period:
  Plan assets at fair value, November 6, 1999                                      $2,136           $2,675
  Actual return on plan assets                                                        209              225
                                                                                   ------           ------

Plan assets at fair value, December 25, 1999                                       $2,345           $2,900
                                                                                   ======           ======

The reconciliation of the prepaid/(accrued) plan at
  December 25, 1999 is as follows:
  Funded status of the plan                                                        $  174           $  439
  Unrecognized net gain                                                              (182)            (190)
                                                                                   ------           ------

Prepaid/(accrued) benefit cost                                                     $   (8)          $  249
                                                                                   ------           ------

Net amount recognized                                                              $   (8)          $  249
                                                                                   ======           ======

Components of net periodic benefit cost for the period:
  Service cost                                                                     $   14           $   19
  Interest cost                                                                        25               32
  Actual return of plan assets                                                       (209)            (224)
  Amortization of unrecognized net gain                                               182              190
                                                                                   ------           ------

    Net periodic pension cost                                                      $   12           $   17
                                                                                   ======           ======

Prepaid/(accrued) benefit obligation, December 25, 1999                            $   (8)          $  249
                                                                                   ======           ======

   Assumptions used in accounting for the defined benefit pension plans are as follows:

                                                                           Union          Non-Union
                                                                           Plan              Plan
Discount rate                                                               8.0%             8.0%
Rate of increase in compensation levels                                     5.5%             N/A
Expected long-term rate of return on assets                                 8.5%             8.5%

    Also, the Company maintains a postretirement medical plan which provides coverage for certain full-time and part-time employees who are in active service on or subsequent to January 1, 1991, the effective date of the plan. Employees and their dependents who officially retire collect a pension by attaining age sixty-two and having at least ten years of service with the Company are covered until age sixty-five is attained. Under the plan, the Company will pay for medical expenses after the employee has met the deductible in accordance with the Schedule of Benefits in the Summary Plan Description, up to maximum of $50,000. The unfunded liability at December 25, 1999 and the charge to earnings each year are insignificant. Except as stated above for continuations of coverage due to COBRA, coverage will generally terminate with the employee's termination from active service or when the employee ceases to be in a class eligible for coverage.

13. RELATED PARTY TRANSACTIONS

    Investment in Wakefern Food Corp. - The Company is a stockholder of Wakefern Food Corp. ("Wakefern"), a corporation operated on a cooperative basis for its stockholder customers. The Company is restricted with regard to its ability to dispose of its stock ownership of Wakefern. Such restrictions include all sales, transfers, assignments, pledges, encumbrances or other dispositions, except to Wakefern or as permitted by Wakefern or Wakefern's By-Laws. The Company, along with other stockholder members, is obligated to purchase at least 85% of its merchandise requirements from Wakefern under a Warehouse Agreement which contains an evergreen provision providing for a continual 10-year expiration date for all members. The Company purchased product from Wakefern totaling $609 million, $562 million and $548 million for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively. Additional net payments made to Wakefern approximate $19.5 million and relate to supplies and services purchased from Wakefern, repayment of notes payable, required contributions to fund reserves for potential work stoppages, partially offset by credits received in the normal course of business (excluding patronage dividend receipts.)

    At December 25, 1999 and December 26, 1998, the Company was indebted to Wakefern for approximately $42 million and $32 million, respectively, representing current charges in the ordinary course of business, which have been included in accounts payable. The Company was indebted to Wakefern for various notes payable approximating $8,000 at December 26, 1998.

    As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket owned, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $500,000 at December 25, 1999 and December 26, 1998 and $450,000 at December 27, 1997. The Company's shares of stock in Wakefern are assigned to and held by Wakefern as collateral security for any amounts owed. The Company has Subscription Agreements to invest additional funds in Wakefern and has remaining unfunded balances of $2,272,000 as of December 25, 1999 and $2,803,000 as of December 22, 1998 (see Note 8).

    As a member of Wakefern, the Company is entitled to a share of an annual Wakefern patronage dividend calculated after the close of Wakefern's fiscal year ending the last Saturday in September, as the result of the distribution of all operating profits to its members on a pro rata basis based on the actual member purchases from each merchandising division. It is the Company's policy to accrue monthly an estimate of the annual patronage dividend. The patronage dividend was $9,361,000, $9,334,000 and $8,838,000 for fiscal years 1999, 1998 and
    1997, respectively. The Company reflects this patronage dividend as a reduction of cost of sales in the consolidated statements of income (loss). At December 25, 1999, December 26, 1998 and December 27, 1997, accounts receivable includes approximately $6,715,000, $5,541,000 and $5,166,000, respectively, for this aforementioned patronage dividend.

    Other - Holding has agreements with certain of its stockholders which require the annual payment of management consulting fees. Such fees approximated $250,000 at December 25, 1999, December 26, 1998 and December 27, 1997.

    At December 25, 1999 and December 26, 1998, certain executives and other key employees of the Company held 123,538 and 55,978, respectively, stock options to purchase Holding Class A common stock. The outstanding stock options at December 25, 1999 have a weighted average contractual life of 4.7 years and an exercise price of $35. Exercisable options equaled 14,438 for the fiscal years ended December 25, 1999 and December 26, 1998.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires either the recognition of compensation expense for stock options and other stock-based compensation or supplemental disclosure of the impact such expense recognition would have had on the Company's results of operations. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to provide the supplemental information required by SFAS No. 123. Had compensation cost for such options been determined in accordance with the fair value method, the Company's 1999 net loss and 1998 net income would have been increased/decreased by $95,000 and $24,000, respectively. The effect on the Company's 1997 net loss was not material. The fair values of stock options on the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions: (i) weighted average risk-free rate of 5.5%, (ii) expected option life of 9 1/2 years and (iii) no dividends. Since the Company is not publicly traded, volatility was not applicable.

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

4.33 Credit Agreement dated as of January 14, 1999 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., Various Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Summit Bank, as Documentation Agent.

4.34** First Amendment dated as of November 12, 1999, among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., Various Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Summit Bank, as Documentation Agent.

4.35** Subordinated Promissory Note dated November 12, 1999 between Big V Supermarkets, Inc. and Laurenti Marital Trust.

4.36** Second Amendment dated as of March 2, 2000, among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., Various Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Summit Bank, as Documentation Agent.

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

10.37 Non-Qualified Time Accelerated Restricted Stock Option Agreement with Joseph V. Fisher, dated December 21, 1997.

10.38 Non-Qualified Time Accelerated Restricted Stock Option Agreement with Stephen Hittman, dated December 21, 1997.

10.39 Secured Promissory Note between Big V Holding Corp. and James A. Toopes, Jr. dated August 7, 1998

10.40 Addendum to Stock Pledge Agreement dated December 14, 1996 between Big V Holding Corp. and James A. Toopes, Jr. dated August 7, 1998

10.41 Promissory Note between Big V Holding Corp. and James A. Toopes, Jr., dated December 28, 1998.

10.42 Employment and Non-Competition Agreement dated as of February 23, 1999 between Mark S. Schwartz, Big V Holding Corp. and Big V Supermarkets, Inc.

10.43** Promissory Note between Big V Holding Corp. and Mark S. Schwartz dated April 22, 1999.

10.44** Agreement and Plan of Merger by and among ShopRite of Pennington, Inc., BVNJ Partnership, L.P., Big V Supermarkets, Inc., and the Stockholders of ShopRite of Pennington, Inc.

10.45** Management Stock Subscription Agreement between Big V Holding Corp. and Mark S. Schwartz, dated February 23, 1999.

10.46** Stock Pledge Agreement between Big V Holding Corp. and Mark S. Schwartz, dated February 23, 1999.

10.47** Secured Promissory Note between Big V Holding Corp. and Mark S. Schwartz, dated February 23, 1999.

12.1**    Statement re: computation of ratio of earnings to fixed charges.

21.1      Subsidiaries of the Registrant.

27**      Financial Data Schedule
_________________

**        Included herein.