Form 10-Q
period 2000-03-18
BIG V SUPERMARKETS INC
filed 2000-05-02
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 18, 2000
                                                --------------
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ________


Shares of Common Stock outstanding as of May 1, 2000:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                            BIG V SUPERMARKETS, INC.
                FORM 10-Q FOR THE 12 WEEKS ENDED MARCH 18, 2000

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION


                                                                               PAGE NO.
                                                                               --------

Item 1.   Financial Statements

                 Unaudited Consolidated Statements of Loss...............          3

                 Unaudited Consolidated Balance Sheets...................          4

                 Unaudited Consolidated Statements of Cash Flows.........          5

                 Notes to Unaudited Consolidated Financial Statements....          6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................          7-10


                                    PART II
                               OTHER INFORMATION


Item 1.    Legal Proceedings.............................................         11

Item 2.    Changes in Securities.........................................         11

Item 3.    Defaults upon Senior Securities...............................         11

Item 4.    Submission of Matters to a Vote of Security Holders...........         11

Item 5.    Other Information.............................................         11

Item 6.    Exhibits and Reports on Form 8-K..............................         11

SIGNATURES...............................................................         12


                            BIG V SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                                 (In Thousands)


                                                                      UNAUDITED
                                                           -------------------------------
                                                           For the Twelve   For the Twelve
                                                             Weeks Ended      Weeks Ended
                                                           March 18, 2000   March 20, 1999
                                                           ---------------  ---------------

SALES                                                            $222,867         $190,697
COSTS AND EXPENSES:
   Cost of Sales (exclusive of depreciation and
       amortization shown separately below)                       166,368          140,131
   Selling, general and administrative                             45,741           41,685
   Depreciation and amortization                                    5,023            3,750
   Interest expense, net of interest income of $124 and
    $102 for the 12 week periods ended March 18, 2000
    and March 20, 1999, respectively                                6,456            5,120
                                                                 --------         --------

    Total costs and expenses                                      223,588          190,686
                                                                 --------         --------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY CHARGE                                         (721)              11

INCOME TAX EXPENSE (BENEFIT)                                         (287)             189
                                                                 --------         --------

LOSS BEFORE EXTRAORDINARY CHARGE                                     (434)            (178)

EXTRAORDINARY CHARGE, net of tax benefit of $246                        -             (547)
                                                                 --------         --------

NET LOSS                                                         $   (434)        $   (725)
                                                                 ========         ========



See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  (UNAUDITED)
                                                                MARCH 18, 2000   DECEMBER 25, 1999/1/
                                                                ---------------  --------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                                 $ 24,156              $ 21,604
 Accounts receivable                                                    14,899                18,748
 Inventories                                                            44,690                47,672
 Refundable income taxes                                                 2,002                 1,995
 Prepaid expenses and other current assets                               3,281                 4,303
 Asset held for sale                                                     4,723                 4,713
                                                                      --------              --------

     Total current assets                                               93,751                99,035

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $103,102 at March 18, 2000
 and $99,117 at December 25, 1999                                       68,984                69,336

GOODWILL - Less accumulated amortization of $17,685 at
 March 18, 2000 and $17,041 at December 25, 1999                        73,313                73,957

INVESTMENT IN WAKEFERN FOOD CORPORATION                                 15,625                15,625

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $9,761 at March 18, 2000 and $9,387 at
 December 25, 1999                                                      40,407                40,781

OTHER ASSETS                                                            14,060                13,720
                                                                      --------              --------

TOTAL ASSETS                                                          $306,140              $312,454
                                                                      ========              ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                     $ 49,664              $ 57,128
 Accrued expenses and taxes other than income taxes                     13,010                22,584
 Deferred income taxes                                                   7,300                 7,300
 Current portion of long-term debt                                      18,696                18,723
 Current portion of capitalized lease obligations                        1,303                 1,303
                                                                      --------              --------

     Total current liabilities                                          89,973               107,038
                                                                      --------              --------

OTHER LONG-TERM LIABILITIES                                             15,145                15,038
                                                                      --------              --------

LONG-TERM DEBT - Less current portion                                  205,565               193,904
                                                                      --------              --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                    24,366                24,665
                                                                      --------              --------

DEFERRED INCOME TAXES                                                    2,361                 2,645
                                                                      --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                                1                     1
 Paid-in capital                                                         7,934                 7,934
 Accumulated deficit                                                   (39,205)              (38,771)
                                                                      --------              --------

     Total stockholder's deficit                                       (31,270)              (30,836)
                                                                      --------              --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                           $306,140              $312,454
                                                                      ========              ========

/1/Taken from the audited consolidated financial statements for the year ended December 25, 1999.


See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      UNAUDITED
                                                          --------------------------------
                                                          For the Twelve   For the Twelve
                                                            Weeks Ended      Weeks Ended
                                                          March 18, 2000   March 20, 1999
                                                          ---------------  ---------------

CASH BALANCE, BEGINNING OF PERIOD                             $21,604         $ 15,674
                                                              -------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        (434)            (725)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                 5,023            3,750
  Amortization of deferred debt costs                             371              206
  Write-off of unamortized deferred financing costs                 -              793
  Accretion of discount on debt                                    20               25
  Noncash rent expense                                            255              231
  Deferred income taxes                                          (284)             (10)

 Changes in assets and liabilities:
  Decrease in accounts receivable                               3,849            3,540
  Decrease in inventories                                       2,982              859
  Increase in refundable income taxes                              (7)             (61)
  Decrease (increase) in prepaid expenses                       1,022             (822)
  Increase in assets held for sale                                (10)             (85)
  Increase in other assets                                       (731)            (122)
  Decrease in accounts payable                                 (7,464)          (8,574)
  Decrease in accrued expenses                                 (9,574)          (2,859)
  Decrease in other long-term liabilities                        (148)            (231)
                                                              -------         --------

    Net cash used in operating activities                      (5,130)          (4,085)
                                                              -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                       (3,633)            (696)
  Proceeds from the sale of store equipment                         -                1
                                                              -------         --------

    Net cash used in investing activities                      (3,633)            (695)
                                                              -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                            3,000           60,000
  Proceeds from revolver borrowings                            10,000                -
  Principal payments on long-term debt                         (1,386)         (48,150)
  Payments on revolver borrowings                                   -           (3,000)
  Financing fees in connection with new senior debt                 -           (2,507)
  Principal payments on capital lease obligations                (299)            (186)
  Return of capital to Holding                                      -             (300)
                                                              -------         --------
    Net cash provided by financing activities                  11,315            5,857
                                                              -------         --------
NET INCREASE IN CASH                                            2,552            1,077
                                                              -------         --------
CASH BALANCE, END OF PERIOD                                   $24,156         $ 16,751
                                                              =======         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                   $ 8,108         $ 7,047
   Income taxes                                               $     4         $     4


See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


  1.    Basis of Presentation
        ---------------------

   The accompanying interim consolidated financial statements as of and for the period ended March 18, 2000, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 25, 1999, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

   Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 25, 1999. Operating results for the periods presented are not necessarily indicative of the results for the entire fiscal year.


  2.    Income Taxes
        ------------

   Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting".


  3.    Restricted Cash
        ---------------

   At March 18, 2000, the balance sheet includes $6.5 million of cash held in escrow to be used toward the payment of the Company's $20.0 million Junior Subordinated Debt due as follows:


         Year                 Amount
         ----                 ------
        June 2000           $ 4.0 million
        December 2000         6.0 million
        March 2001           10.0 million
                             ------------
                            $20.0 million
                             ============


  4.    Acquisition
        -----------

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

   The acquisition has been accounted for under the purchase method of accounting. The following pro forma information for the 12-week period ended March 20, 1999 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of loss to give effect to the SRP acquisition as if such acquisition occurred on December 27, 1998. Such pro forma information is presented for comparative purposes and does not purport to be indicative of the Company's actual results of operations had such transaction actually been consummated on December 27, 1998 or of the Company's future results of operations and is as follows:

                                                  12-Weeks Ended
                                                  March 20, 1999
                                                  (In Thousands)
Sales                                                $ 224,712
Loss before extraordinary item                          (1,161)
New loss                                                (1,708)

   Pro forma adjustments include (i) the operations of SRP for the pre-acquisition period from December 27, 1998 to March 20, 1999, (ii) the income statement effects of the allocation of purchase price including the amortization of intangibles and goodwill, (iii) the recognition of interest expense and amortization of deferred financing costs related to $36 million of borrowings, and (iv) the income tax effects of the above and to recognize income taxes on SRP's results of operations based upon the Company's tax structure since SRP was an S-Corporation.


  5.    Long-Term Debt
        --------------

   As of March 18, 2000, principal payments of $10.0 million on the Company's subordinated notes due March 15, 2001 have been excluded from the current portion of long-term debt because the Company has the ability and intent to refinance such payment on a long-term basis. In accordance with the Agreement, the Tranche A Term Loans include a $10.0 million commitment to be used toward the repayment of the 14.14% subordinated notes. The additional Tranche A Term Loans bear interest in the same manner as the current Tranche A Term Loans and mature on February 10, 2003. The Company intends to utilize the availability under the Tranche A Term Loans to make the March 15, 2001 senior subordinated note principal payment.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.

                                                        12 Weeks Ended   12 Weeks Ended
                                                        March 18, 2000   March 20, 1999
                                                        ---------------  ---------------

INCOME STATEMENT DATA:
Sales..................................                       100.0%          100.0%
Gross margin...........................                        25.4            26.5
Selling, general and administrative....                        20.5            21.9
EBITDA (1).............................                         4.9             4.7
Depreciation and amortization..........                         2.3             2.0
Interest, net..........................                         2.9             2.7
                                                             ------          ------
Income (Loss) before income taxes
 and extraordinary charge..............                        (0.3)            0.0
Income tax expense (benefit)...........                        (0.1)            0.1
                                                             ------          ------
Loss before extraordinary charge.......                        (0.2)           (0.1)
Extraordinary charge...................                           -            (0.3)
                                                             ------          ------
Net loss...............................                        (0.2)%          (0.4)%
                                                             ======          ======


OTHER DATA (IN MILLIONS):
EBITDA.................................                      $ 11.0          $  9.1
                                                             ======          ======

Net cash used in operating activities..                      $ (5.1)         $ (4.1)
                                                             ======          ======

Net cash used in investing activities..                      $ (3.6)         $ (0.7)
                                                             ======          ======

Net cash provided by financing
 activities............................                      $ 11.3          $  5.9
                                                             ======          ======

-------------
(1) EBITDA represents earnings before interest expense, depreciation and amortization, including noncash losses on the sale of property, plant and equipment, income taxes and LIFO provision/credit. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur debt, and also represents a primary component of many of the Company's debt covenants. Noncompliance with a covenant would represent a default under the Company's debt agreements which could subject the Company to debt acceleration if not waived or amended. EBITDA should not be construed as an alternative to, or a better indicator of, operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

RESULTS OF OPERATIONS

12 WEEKS ENDED MARCH 18, 2000 COMPARED TO 12 WEEKS ENDED MARCH 20, 1999

 SALES

     Total store sales were $222.9 million and $190.7 million for the 12 week periods ended March 18, 2000 and March 20, 1999, respectively, reflecting a 16.9% increase over the prior year. The increase in total store sales was attributable to the five new stores acquired in the fourth quarter of 1999 and the expansion of the Company's Montague, New Jersey and Warwick, New York stores.

     Same store sales increased 0.3% to $187.6 million from the comparable prior year amount of $187.0 million.


 GROSS MARGIN

     Gross margin decreased in 2000 to 25.4% of sales compared to 26.5% for the comparable prior year period. The reduction in gross margin was primarily due to the Company's nonperishable departments and reflects the Company's efforts to increase sales and provide additional gross profit dollars.


 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $45.7 million or 20.5% of sales for the 12-week period ended March 18, 2000 compared to $41.7 million or 21.9% for the 12-week period ended March 20, 1999. The decrease, as a rate to sales, was attributable to reduced payroll and fringe costs associated with the Company's 1999 restructuring and increased vendor promotional money earned by the Company's sales and square footage growth over the prior year period. Increased advertising expense partially offset these changes.


 EBITDA

     EBITDA increased 20.9% to $11.0 million for the 12-week period ended March 18, 2000, compared to $9.1 million for the prior year period. The quarterly EBITDA margin increased 0.2% to 4.9% and was attributable to reduced selling, general and administrative expenses (1.4% as a rate to sales) partially offset by decreased gross margin (1.1% as a rate to sales).


 DEPRECIATION AND AMORTIZATION

     Depreciation and amortization, as a percentage of sales, was 2.3% for the 12-week periods ended March 18, 2000 compared to 2.0% for the prior year period. The increased rate represents an absolute dollar increase of $1.3 million. The increase was primarily due to the Company's 1999 acquisition of a five store chain and the acquisition's debt financing costs.

  INTEREST, NET

      Interest, net, increased $1.3 million for the 12 week period ended March 18, 2000 compared to the prior year period. The increase in interest expense resulted from additional bank term loans used to finance the Company's November 1999 acquisition. Increased variable interest rates and higher average revolver borrowings also contributed to the increase.

 NET LOSS

      Net loss for the 12 week period ended March 18, 2000 was $0.4 million compared to the net loss of $0.7 million in the prior year. The decrease in net loss was due to a $0.5 million, net of tax benefit, extraordinary charge during the prior year period resulting from the write off of unamortized debt issue costs related to the Prior Agreement. Income (loss) before income taxes and extraordinary charge decreased from income of $11,000 for the 12-week period ended March 20, 1999 to a loss of $0.7 million for the 12-week period ended March 18, 2000 due predominantly to increases in depreciation and amortization and interest expense as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      On March 2, 2000, the Company amended the new Credit Agreement ("Agreement") providing an additional $3.0 million of bank term loans in consideration of the permanent reduction of $3.0 million revolving loan commitment. Prior to the amendment, the Company had the ability to increase their revolving loan commitments by up to $5.0 million.

      The Company had a working capital ratio of 1.0:1 at March 18, 2000 and .9:1 at December 25, 1999. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12 weeks ended March 18, 2000 was cash flows generated through operations supplemented by additional bank debt and revolver borrowings.

      Net cash used in operating activities was $5.1 million and $4.1 million for the 12 week periods ended March 18, 2000 and March 20, 1999, respectively. Cash payments to prior employees severed under the Company's 1999 Early Retirement Buyout Program were partially offset by reduced inventory levels and an increase in noncash depreciation and amortization from the Company's November 1999 acquisition.

      Net cash used in investing activities was $3.6 million and $0.7 million for the 12 week periods ended March 18, 2000 and March 20, 1999, respectively. The increase from the prior year was due to the timing of capital spending and a higher capital spending plan compared to 1999.

      Net cash provided by financing activities was $11.3 million and $5.9 million for the 12 week periods ended March 18, 2000 and March 20, 1999, respectively. The increase was due primarily to increased bank term loans and revolver borrowings.

      As of March 18, 2000, principal payments of $10.0 million on the Company's subordinated notes due March 15, 2001 have been excluded from the current portion of long-term debt because the Company has the ability and intent to refinance such payment on a long-term basis. In accordance with the Agreement, the Tranche A Term Loans include a $10.0 million commitment to be used toward the repayment of the 14.14% subordinated notes. The additional Tranche A Term Loans bear interest in the same manner as the current Tranche A Term Loans and mature on February 10, 2003. The Company intends to utilize the availability under the Tranche A Term Loans to make the March 15, 2001 senior subordinated note principal payment.

      For the 53 weeks ending December 30, 2000, the Company projects its major uses of cash as follows: (i) cash interest payments (including capitalized leases) of $25.8 million; (ii) capital expenditures of $30.0 million; and (iii) scheduled debt and capital lease payments of $20.0 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New York).
Management believes operating cash flow, together with borrowings under the bank revolving credit facility, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

      The Agreement provides for a $25.0 million revolving credit facility. Borrowings of $10.8 million were outstanding as of March 18, 2000. Additionally, $6.4 million was used from this facility for letters of credit and bonding purposes. The Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios, interest coverage ratios and minimum amounts of consolidated net worth. The Company was in full compliance with all of its financial covenants as of March 18, 2000 and management believes the Company will remain in compliance for the next twelve months.


FORWARD-LOOKING STATEMENTS

     Other than statements of historical fact, all statements included in this Form 10-Q, including the statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning the projected cash outlays for interest, principal payments, and capital expenditures. The Company cautions the reader there is no assurance actual results or business conditions will not differ materially from those forward-looking statements whether expressed, suggested or implied as a result of various factors. Such factors include, but are not limited to, increased competitive pressures from existing competitors and new entrants, general or regional economic conditions, interest rate environment and its affect on the Company's cost of capital, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of all applicable credit agreements), the success of operating initiatives including the ability to control various expense categories, and other risk factors detailed herein and in other filings of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

         10.48 Employment and Non-Competition Agreement dated as of January 1, 1999 between James A. Toopes, Big V Holding Corp. and Big V Supermarkets, Inc.

            27  Financial Data Schedule

                (b)  Reports on Form 8-K

                     Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BIG V SUPERMARKETS, INC.



Date:  May 2, 2000              /s/ James A. Toopes, Jr.
                                ------------------------------------
                                James A. Toopes, Jr.
                                Vice Chairman, Chief Financial and
                                Administrative Officer



Date:  May 2, 2000              /s/ Anthony J. Moccio
                                ------------------------------------
                                Anthony J. Moccio
                                Vice President - Controller