Form 10-Q
period 2000-06-10
BIG V SUPERMARKETS INC
filed 2000-07-25
CIK 12105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 10, 2000
                                                -------------
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No ____
                                               ---

Shares of Common Stock outstanding as of July 25, 2000:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                           BIG V SUPERMARKETS, INC.
             FORM 10-Q FOR THE 12 AND 24-WEEKS ENDED JUNE 10, 2000

                                     INDEX

                                    PART I
                             FINANCIAL INFORMATION

                                                                                     PAGE NO.
                                                                                     --------
Item 1.   Financial Statements

               Unaudited Consolidated Statements of Income (Loss).................        3

               Unaudited Consolidated Balance Sheets..............................        4

               Unaudited Consolidated Statements of Cash Flows....................        5

               Notes to Unaudited Consolidated Financial Statements...............      6 - 7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................      8 - 11

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................       12

Item 2.   Changes in Securities...................................................       12

Item 3.   Defaults upon Senior Securities.........................................       12

Item 4.   Submission of Matters to a Vote of Security Holders.....................       12

Item 5.   Other Information.......................................................       12

Item 6.   Exhibits and Reports on Form 8-K........................................       12

SIGNATURES .......................................................................       13

                           BIG V SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (In Thousands)

                                                                                     UNAUDITED
                                                        -------------------------------------------------------------------
                                                            Twelve           Twelve         Twenty-Four       Twenty-Four
                                                         Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                        June 10, 2000     June 12, 1999    June 10, 2000     June 12, 1999
                                                        --------------    -------------    --------------    --------------

SALES                                                        $222,900          $192,711         $445,767          $383,408
                                                             --------          --------         --------          --------

COSTS AND EXPENSES:
 Cost of Sales (exclusive of depreciation and
   amortization shown separately below)                       162,738           141,427          329,105           281,558
 Selling, general and administrative                           47,841            40,718           93,583            82,402
 Depreciation and amortization                                  5,532             3,840           10,555             7,590
 Interest expense, net of interest income of $92 and
    $109 for the 12-week periods and $216 and $211
    for the 24-week periods ended June 10, 2000
    and June 12, 1999, respectively                             6,834             5,244           13,290            10,365
                                                             --------          --------         --------          --------

    Total costs and expenses                                  222,945           191,229          446,533           381,915
                                                             --------          --------         --------          --------

(LOSS) INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY CHARGE                                      (45)            1,482             (766)            1,493

INCOME TAX (BENEFIT) EXPENSE                                      (13)            1,013             (300)            1,202
                                                             --------          --------         --------          --------

(LOSS) INCOME BEFORE EXTRAORDINARY CHARGE                         (32)              469             (466)              291

EXTRAORDINARY CHARGE, net of tax benefit of $246                    -                 -                -               547
                                                             --------          --------         --------          --------

NET (LOSS) INCOME                                            $    (32)         $    469         $   (466)         $   (256)
                                                             ========          ========         ========          ========

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                     (UNAUDITED)
                                                                    JUNE 10, 2000       DECEMBER 25, 1999 1
                                                                    --------------      --------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                                  $ 19,341                $ 21,604
 Accounts receivable                                                     18,068                  18,748
 Inventories                                                             50,398                  47,672
 Refundable income taxes                                                  2,008                   1,995
 Prepaid expenses and other current assets                                5,416                   4,303
 Asset held for sale                                                          -                   4,713
                                                                       --------                --------

     Total current assets                                                95,231                  99,035

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $106,083 at June 10, 2000
 and $99,117 at December 25, 1999                                        75,017                  69,336

GOODWILL - Less accumulated amortization of $18,344 at
 June 10, 2000 and $17,041 at December 25, 1999                          73,914                  73,957

INVESTMENT IN WAKEFERN FOOD CORPORATION                                  15,665                  15,625

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $10,135 at June 10, 2000 and $9,387 at
 December 25, 1999                                                       40,033                  40,781

OTHER ASSETS                                                             14,146                  13,720
                                                                       --------                --------

TOTAL ASSETS                                                           $314,006                $312,454
                                                                       ========                ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                      $ 49,093                $ 57,128
 Accrued expenses and taxes other than income taxes                      16,441                  22,584
 Deferred income taxes                                                    7,300                   7,300
 Current portion of long-term debt                                       17,437                  18,723
 Current portion of capitalized lease obligations                         1,405                   1,303
                                                                       --------                --------

     Total current liabilities                                           91,676                 107,038
                                                                       --------                --------

OTHER LONG-TERM LIABILITIES                                              16,145                  15,038
                                                                       --------                --------

LONG-TERM DEBT - Less current portion                                   211,377                 193,904
                                                                       --------                --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                     23,962                  24,665
                                                                       --------                --------

DEFERRED INCOME TAXES                                                     2,348                   2,645
                                                                       --------                --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                                 1                       1
 Paid-in capital                                                          7,734                   7,934
 Accumulated deficit                                                    (39,237)                (38,771)
                                                                       --------                --------

     Total stockholder's deficit                                        (31,502)                (30,836)
                                                                       --------                --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                            $314,006                $312,454
                                                                       ========                ========

/1/ Taken from the audited consolidated financial statements for the year ended
                              December 25, 1999.

           See notes to unaudited consolidated financial statements.

                           BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                            UNAUDITED
                                                           -------------------------------------------
                                                            For the Twenty-Four    For the Twenty-Four
                                                                 Weeks Ended           Weeks Ended
                                                                June 10, 2000         June 12, 1999
                                                                -------------         -------------
CASH BALANCE, BEGINNING OF PERIOD                               $ 21,604                  $ 15,674
                                                                --------                  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          (466)                     (256)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

     Depreciation and amortization                                10,555                     7,590
     Amortization of deferred debt costs                             711                       444
     Write-off of unamortized deferred financing costs                 -                       793
     Accretion of discount on debt                                    36                        49
     Noncash rent expense                                            511                       521
     Deferred income taxes                                          (297)                     (306)

   Changes in assets and liabilities:
     Decrease in accounts receivable                                 680                     1,031
     Increase in inventories                                      (1,888)                   (1,895)
     (Increase) decrease in refundable income taxes                  (13)                      630
     (Increase) in prepaid expenses                               (1,093)                   (1,026)
     Decrease (increase) in assets held for sale                       -                      (147)
     Increase in other assets                                     (1,169)                     (261)
     Decrease in accounts payable                                 (8,035)                   (2,310)
     Decrease in accrued expenses                                 (6,143)                   (2,422)
     Increase in income tax payable                                    -                       572
     Increase (decrease) in other long-term liabilities              596                      (445)
                                                                --------                  --------
       Net cash (used in) provided by operating activities        (6,015)                    2,562
                                                                --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                      (14,149)                   (3,324)
     Acquisitions of business                                       (352)                        -
     Investment in Wakefern Food Corp.                               (40)                        -
     Proceeds from the sale of assets                              4,713                         2
                                                                --------                  --------

       Net cash used in investing activities                      (9,828)                   (3,322)
                                                                --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                            6,000                    60,000
     Proceeds from revolver borrowings                            15,200                         -
     Principal payments on long-term debt                         (6,819)                  (50,438)
     Payments on revolver borrowings                                   -                    (3,000)
     Financing fees in connection with new senior debt                 -                    (2,507)
     Principal payments on capital lease obligations                (601)                     (373)
     Return of capital to Holding                                   (200)                     (300)
                                                                --------                  --------
       Net cash provided by financing activities                  13,580                     3,382
                                                                --------                  --------
NET (DECREASE) INCREASE IN CASH                                   (2,263)                    2,622
                                                                --------                  --------
CASH BALANCE, END OF PERIOD                                     $ 19,341                  $ 18,296
                                                                ========                  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                   $ 11,911                  $ 10,290
     Income taxes                                               $     10                  $     10

                           BIG V SUPERMARKETS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

  1.    Basis of Presentation
        ---------------------

     The accompanying interim consolidated financial statements as of and for the period ended June 10, 2000, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 25, 1999, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

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


  3.       Restricted Cash
           ---------------

     At June 10, 2000, the balance sheet includes $6.5 million of cash held in escrow to be used toward the payment of the Company's $20.0 million Junior Subordinated Debt due as follows:

           Date                                Amount
           ----                                ------
           June 15, 2000                    $  4.0 million
           December 15, 2000                   6.0 million
           March 15, 2001                     10.0 million
                                              ------------
                                            $ 20.0 million
                                              ============

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

     The acquisition has been accounted for under the purchase method of accounting. The following pro forma information for the 12 and 24-week period ended June 12, 1999 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of loss to give effect to the SRP acquisition as if such acquisition occurred on December 27, 1998. Such pro forma information is presented for comparative purposes and does not purport to be indicative of the Company's actual results of operations had such transaction actually been consummated on December 27, 1998 or of the Company's future results of operations and is as follows:


                                                (In Thousands)
                                                 ------------
                                       12-Weeks Ended   24-Weeks Ended
                                        June 12, 1999    June 12, 1999
                                        -------------    -------------

     Sales                                   $226,790         $451,502
     Loss before extraordinary item              (514)          (1,674)
     Net loss                                    (514)          (2,220)

     Pro forma adjustments include (i) the operations of SRP for the pre-acquisition period from December 27, 1998 to June 12, 1999, (ii) the income statement effects of the allocation of purchase price including the amortization of intangibles and goodwill, (iii) the recognition of interest expense and amortization of deferred financing costs related to $36 million of borrowings, and (iv) the income tax effects of the above and to recognize income taxes on SRP's results of operations based upon the Company's tax structure since SRP was an S-Corporation.

   5.     Asset Held for Sale
          -------------------

     During the quarter ended June 10, 2000 the Company's wholly-owned subsidiary, Somers Development Corporation, sold the Baldwin Place Shopping Center located in Somers, NY for $7.2 million. Deferred revenue of $1.2 million was recorded on the balance sheet and represents the present value the Company anticipates spending on future monitoring costs to maintain compliance with the 1995 Record of Decision. A net gain of $0.6 million is recorded in the quarter's results of operations.

     The Company's noninterest-bearing note due to certain shareholders of the Predecessor Company and payable solely from the net proceeds of the sale discussed above was satisfied during the quarter for a total of $2.2 million. Consequently, the Company recorded a gain of $0.3 million associated with the satisfaction of the note.

   6.     Long-Term Debt
          --------------

     As of June 10, 2000, principal payments of $10.0 million on the Company's subordinated notes due March 15, 2001 have been excluded from the current portion of long-term debt because the Company has the ability and intent to refinance such payment on a long-term basis. In accordance with the Agreement, the Tranche A Term Loans include a $10.0 million commitment to be used toward the repayment of the 14.14% subordinated notes. The additional Tranche A Term Loans bear interest in the same manner as the current Tranche A Term Loans and mature on February 10, 2003. The Company intends to utilize the availability under the Tranche A Term Loans to make the March 15, 2001 senior subordinated note principal payment.

ITEM 2.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.

                                                       12-Weeks Ended   12-Weeks Ended   24-Weeks Ended   24-Weeks Ended
                                                        June 10, 2000    June 12, 1999    June 10, 2000    June 12, 1999
                                                       ---------------  ---------------  ---------------  ---------------
Income Statement Data:
Sales................................................      100.0%           100.0%           100.0%           100.0%
Gross margin.........................................       27.0             26.6             26.2             26.6
Selling, general and administrative..................       21.4             21.1             21.0             21.5
EBITDA (1)...........................................        5.6              5.6              5.3              5.2
Depreciation and amortization........................        2.5              2.0              2.4              2.0
Interest, net........................................        3.1              2.7              3.0              2.7
                                                          ------           ------           ------           ------
Income (Loss) before income taxes
 and extraordinary charge............................        0.0              0.8             (0.2)             0.4
Income (benefit) tax expense.........................        0.0              0.5             (0.1)             0.3
                                                          ------           ------           ------           ------
Income (Loss) before extraordinary charge............        0.0              0.3             (0.1)             0.1
Extraordinary charge.................................        0.0              0.0              0.0              0.2
                                                          ------           ------           ------           ------

Net income (loss)....................................        0.0%             0.3%            (0.1)%           (0.1)%
                                                          ======           ======           ======           ======


Other Data (in millions):
EBITDA...............................................     $ 12.5           $ 10.7           $ 23.5           $ 19.8
                                                          ======           ======           ======           ======

Net cash (used in) provided by operating activities..     $ (0.9)          $  6.6           $ (6.0)          $  2.6
                                                          ======           ======           ======           ======

Net cash used in investing activities................     $ (6.2)          $ (2.6)          $ (9.8)          $ (3.3)
                                                          ======           ======           ======           ======

Net cash provided by
 (used in) financing activities......................     $  2.3           $ (2.5)          $ 13.6           $  3.4
                                                          ======           ======           ======           ======

___________________

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

Results of Operations

12 Weeks Ended June 10, 2000 Compared to 12 and 24-Weeks Ended June 12, 1999

 Sales

     For the 12 and 24-week periods ended June 10, 2000, total store sales were $222.9 million and $445.8 million, respectively. Sales for the comparable periods ended June 12, 1999 totaled $192.7 million and $383.4 million, respectively.

     Total store sales increased 15.7% for the quarter ended June 10, 2000, as compared to the prior year. For the 24-week period ended June 10, 2000, total store sales increased 16.3%, as compared to the prior year. The increase in total store sales was attributable to the five new stores acquired in the fourth quarter of 1999, a replacement store in Monticello, New York and the expansion of stores in Warwick and Chester, New York.

     Same store sales decreased 0.4% and 0.1% for the 12 and 24-week periods ended June 10, 2000, respectively, due to competitive intrusions in certain of the Company's market areas. The Company anticipates the competitive intrusions experienced this year will continue to limit the Company's ability to experience positive same store sales results over the remainder of the fiscal year.

Gross Margin

     Gross margin increased 0.4% from 26.6% to 27.0% for the 12-week period ended June 10, 2000, as compared to the prior year. This increase was primarily due to the improvements in certain nonperishable selling margins and stock loss.

     Gross margin decreased 0.4% from 26.6% to 26.2% for the 24-week period ended June 10, 2000, as compared to the prior year. The reduction in gross margin was primarily due to the Company's nonperishable departments and reflects the Company's efforts to increase sales and provide additional gross profit dollars.

 Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $47.8 million or 21.4% of sales for the 12-week period ended June 10, 2000 compared to $40.7 million or 21.1% of sales for the 12-week period ended June 12, 1999. The increase, as a rate to sales, was attributable to increased advertising expense partially offset by reduced payroll and fringe costs associated with the Company's 1999 restructuring, increased vendor promotional money earned by the Company's sales and square footage growth over the prior year period and the gain from the sale of the Company's Baldwin Place Shopping Center. Selling, general and administrative expenses were $93.6 million or 21.0% of sales for the 24-week period ended June 10, 2000, compared to $82.4 million or 21.5% of sales for the 24-week period ended June 12, 1999.

 EBITDA

     EBITDA increased 16.8% to $12.5 million for the 12-week period ended June 10, 2000, compared to $10.7 million for the prior year period. The quarterly EBITDA increase was due to the increase in total sales. EBITDA margin was 5.6% for the current and prior fiscal periods. For the 24-week period ended June 10, 2000, EBITDA increased 18.7% to $23.5 million compared to $19.8 million for the comparable prior year period.

 Depreciation and Amortization

     Depreciation and amortization, as a percentage of sales, was 2.5% and 2.4% for the 12 and 24-week periods ended June 10, 2000 compared to 2.0% for both prior year periods, respectively. The increase was primarily due to the Company's 1999 acquisition of a five store chain.

 Interest, net

     Interest, net, increased $1.6 or 0.4% of sales for the 12-week period ended June 10, 2000, compared to the prior year period. The increase resulted from additional bank term loans and expenses incurred to finance the Company's November 1999 acquisition. Increased variable interest rates and higher average revolver borrowings also contributed to the increase. For the 24-week period ended June 10, 2000, interest, net, increased $2.9 million or 0.3% of sales.

 Net Loss

     Net loss for the 12-week period ended June 10, 2000 was nil compared to net income of $0.5 million in the prior year. The decrease in net income was due to the aforementioned increases in depreciation and amortization and interest expense. Net loss for the 24-week period ended June 10, 2000 was $0.5 million compared to the net loss of $0.3 million in the prior year.

Liquidity and Capital Resources

     On March 2, 2000, the Company amended the new Credit Agreement ("Agreement") providing an additional $3.0 million of bank term loans in consideration of the permanent reduction of $3.0 million revolving loan commitment. Prior to the amendment, the Company had the ability to increase their revolving loan commitments by up to $5.0 million.

     The Company had a working capital ratio of 1.0:1 at June 10, 2000 and .9:1 at December 25, 1999. The Company typically requires small amounts of working capital since inventory is generally sold prior to the time payments to Wakefern Food Corp. and other suppliers are due. The Company's primary source of liquidity during the 12 weeks ended June 10, 2000 was cash flows generated through operations supplemented by additional bank debt, equipment loans and revolver borrowings.

     Net cash used in operating activities was $6.0 million for the 24-week period ended June 10, 2000. This compares to the net cash provided by operating activities of $2.6 million for the comparable prior year period. Cash payments to prior employees severed under the Company's 1999 Early Retirement Buyout Program were partially offset by an increase in noncash depreciation and amortization.

     Net cash used in investing activities was $9.8 million and $3.3 million for the 24-week periods ended June 10, 2000 and June 12, 1999, respectively. The increase from the prior year was due to the Company's increased capital spending plan compared to 1999 offset by the proceeds from the sale of The Somers, NY property.

     Net cash provided by financing activities was $13.6 million and $3.4 million for the 24-week periods ended June 10, 2000 and June 12, 1999, respectively. The increase was due to higher levels of revolver borrowings.

     As of June 10, 2000, principal payments of $10.0 million on the Company's subordinated notes due March 15, 2001 have been excluded from the current portion of long-term debt because the Company has the ability and intent to refinance such payment on a long-term basis. In accordance with the

Agreement, the Tranche A Term Loans include a $10.0 million commitment to be used toward the repayment of the 14.14% subordinated notes. The additional Tranche A Term Loans bear interest in the same manner as the current Tranche A Term Loans and mature on February 10, 2003. The Company intends to utilize the availability under the Tranche A Term Loans to make the March 15, 2001 senior subordinated note principal payment.

     For the 53 weeks ending December 30, 2000, the Company projects its major uses of cash as follows: (i) cash interest payments (including capitalized leases) of $26.1 million; (ii) capital expenditures of $21.0 million; and (iii) scheduled debt and capital lease payments of $20.4 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New York). Management believes operating cash flow, together with borrowings under the bank revolving credit facility, will be sufficient to meet the Company's operating needs, scheduled capital expenditures and will enable the Company to service its debt in accordance with its terms.

     The Agreement provides for a $25.0 million revolving credit facility. Borrowings of $16.0 million were outstanding as of June 10, 2000. Additionally, $6.3 million was used from this facility for letters of credit and bonding purposes. The Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios, interest coverage ratios and minimum amounts of consolidated net worth. The Company was in full compliance with all of its financial covenants as of June 10, 2000 and management believes the Company will remain in compliance for the next twelve months.

Recent Accounting Developments

     In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of SAB 101 did not require a change in the Company's current revenue recognition policies.

Forward-Looking Statements

     Other than statements of historical fact, all statements included in this Form 10-Q, including the statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning sales trends and projected cash outlays for interest, principal payments, and capital expenditures. The Company cautions the reader there is no assurance actual results or business conditions will not differ materially from those forward-looking statements whether expressed, suggested or implied as a result of various factors. Such factors include, but are not limited to, increased competitive pressures from existing competitors and new entrants, general or regional economic conditions, interest rate environment and its affect on the Company's cost of capital, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of all applicable credit agreements), the success of operating initiatives including the ability to control various expense categories, and other risk factors detailed herein and in other filings of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    10.49  Promissory Note between Big V Holding Corp. and Mark
                           S. Schwartz dated June 9, 2000.

                    27     Financial Data Schedule

               (b)  Reports on Form 8-K

                    Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BIG V SUPERMARKETS, INC.


Date:  July 25, 2000                   /s/ James A. Toopes, Jr.
                                       -------------------------
                                       James A. Toopes, Jr.
                                       Vice Chairman, Chief Financial and
                                       Administrative Officer



Date:  July 25, 2000                   /s/ Anthony J. Moccio
                                       -------------------------
                                       Anthony J. Moccio
                                       Vice President - Controller