Form 10-Q
period 2000-09-30
BIG V SUPERMARKETS INC
filed 2000-11-20
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------
                                       or

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

                                 (845) 651-4411
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

Shares of Common Stock outstanding as of November 20, 2000:  1,000 shares

This quarterly report on Form 10-Q is being filed voluntarily and shall not be deemed to be subject to Section 18 of the Securities Exchange Act of 1934.

                            BIG V SUPERMARKETS, INC.
           FORM 10-Q FOR THE 16 AND 40-WEEKS ENDED SEPTEMBER 30, 2000

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                   PAGE NO.
                                                                   --------
Item 1.  Financial Statements
         Unaudited Consolidated Statements of Loss.............       3
         Unaudited Consolidated Balance Sheets.................       4
         Unaudited Consolidated Statements of Cash Flows.......       5
         Notes to Unaudited Consolidated Financial Statements..      6-8
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................      9-13

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.....................................       14
Item 2.  Changes in Securities.................................       14
Item 3.  Defaults upon Senior Securities.......................       14
Item 4.  Submission of Matters to a Vote of Security Holders...       14
Item 5.  Other Information.....................................       14
Item 6.  Exhibits and Reports on Form 8-K......................       14
SIGNATURES.....................................................       15

                            BIG V SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                                 (In Thousands)


                                                                                         UNAUDITED
                                                         --------------------------------------------------------------------------
                                                              Sixteen            Sixteen             Forty              Forty
                                                            Weeks Ended        Weeks Ended        Weeks Ended        Weeks Ended
                                                         September 30, 2000  October 2, 1999   September 30, 2000  October 2, 1999
                                                         ------------------  ----------------  ------------------  ----------------

SALES                                                              $297,333         $253,435             $743,100         $636,843
                                                                   --------         --------             --------         --------

COSTS AND EXPENSES:
 Cost of Sales (exclusive of depreciation and
   amortization shown separately below)                             217,059          186,771              546,164          468,329
 Selling, general and administrative                                 64,714           52,623              158,297          135,025
 Depreciation and amortization                                        5,903            4,273               16,458           11,863
 Interest expense, net of interest income of $117 and
  $190 for the 16-week periods and $333 and $401
  for the 40-week periods ended September 30, 2000
  and October 2, 1999, respectively                                   8,989            7,011               22,279           17,376
 Restructuring charge                                                     -            8,500                    -            8,500
                                                                   --------         --------             --------         --------

  Total costs and expenses                                          296,665          259,178              743,198          641,093
                                                                   --------         --------             --------         --------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY CHARGE                                            668           (5,743)                 (98)          (4,250)

INCOME TAX EXPENSE (BENEFIT)                                            915           (2,494)                 615           (1,292)
                                                                   --------         --------             --------         --------

LOSS BEFORE EXTRAORDINARY CHARGE                                       (247)          (3,249)                (713)          (2,958)

EXTRAORDINARY CHARGE, net of tax benefit of $246                          -                -                    -              547
                                                                   --------         --------             --------         --------

NET INCOME (LOSS)                                                  $   (247)        $ (3,249)            $   (713)        $ (3,505)
                                                                   ========         ========             ========         ========

                                    See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                            (UNAUDITED)
                                                                        SEPTEMBER 30, 2000     DECEMBER 25, 1999/1/
                                                                        -------------------    --------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                                         $ 19,047              $ 21,604
 Accounts receivable                                                            19,619                18,748
 Inventories                                                                    48,776                47,672
 Refundable income taxes                                                           537                 1,995
 Prepaid expenses and other current assets                                       5,559                 4,303
 Asset held for sale                                                                 -                 4,713
                                                                              --------              --------

     Total current assets                                                       93,538                99,035

PROPERTY AND EQUIPMENT - At cost, less accumulated
 depreciation and amortization of $105,725 at September 30, 2000
 and $99,117 at December 25, 1999                                               68,486                69,336

GOODWILL - Less accumulated amortization of $19,248 at
 September 30, 2000 and $17,041 at December 25, 1999                            73,101                73,957

INVESTMENT IN WAKEFERN FOOD CORPORATION                                         17,082                15,625

WAKEFERN WAREHOUSE AGREEMENT - Less accumulated
 amortization of $10,634 at September 30, 2000 and $9,387 at
 December 25, 1999                                                              39,534                40,781

OTHER ASSETS                                                                    14,141                13,720
                                                                              --------              --------

TOTAL ASSETS                                                                  $305,882              $312,454
                                                                              ========              ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                             $ 50,632              $ 57,128
 Accrued expenses and taxes other than income taxes                             12,944                22,584
 Deferred income taxes                                                           5,800                 7,300
 Current portion of long-term debt                                              23,522                18,723
 Current portion of capitalized lease obligations                                1,242                 1,303
                                                                              --------              --------

     Total current liabilities                                                  94,140               107,038
                                                                              --------              --------

OTHER LONG-TERM LIABILITIES                                                     16,330                15,038
                                                                              --------              --------

LONG-TERM DEBT - Less current portion                                          208,028               193,904
                                                                              --------              --------

CAPITALIZED LEASE OBLIGATIONS - Less current portion                            15,446                24,665
                                                                              --------              --------

DEFERRED INCOME TAXES                                                            3,287                 2,645
                                                                              --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
 Common stock, par value, $1.00 per share; authorized, 1,000
 shares; issued, 1,000 shares                                                        1                     1
 Paid-in capital                                                                 8,134                 7,934
 Accumulated deficit                                                           (39,484)              (38,771)
                                                                              --------              --------

     Total stockholder's deficit                                               (31,349)              (30,836)
                                                                              --------              --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                   $305,882              $312,454
                                                                              ========              ========

/ 1/ Taken from the audited consolidated financial statements for the year ended
     December 25, 1999.

           See notes to unaudited consolidated financial statements.

                            BIG V SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      UNAUDITED
                                                        -------------------------------------
                                                           For the Forty      For the Forty
                                                            Weeks Ended        Weeks Ended
                                                        September 30, 2000   October 2, 1999
                                                        -------------------  ----------------

CASH BALANCE, BEGINNING OF PERIOD                                 $ 21,604          $ 15,674
                                                                  --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    (713)           (3,505)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                     16,458            11,863
  Amortization of deferred debt costs                                1,174               759
  Write-off of unamortized deferred financing costs                      -               793
  Accretion of discount on debt                                         70                72
  Noncash rent expense                                                 902               880
  Deferred income taxes                                               (858)           (1,912)
  Noncash gain from lease terminations                              (3,582)                -

 Changes in assets and liabilities:
  Increase in accounts receivable                                      (71)           (3,292)
  Increase in inventory                                               (266)             (791)
  Decrease in refundable income taxes                                1,458               246
  Increase in prepaid expenses                                      (1,234)           (1,609)
  Decrease (increase) in assets held for sale                            -              (170)
  Increase in other assets                                          (1,652)             (862)
  Decrease in accounts payable                                      (6,496)           (9,082)
  (Decrease) increase in accrued expenses                           (9,640)            2,265
  Gain on sale of assets                                            (1,786)                -
  Increase (decrease) in other long-term liabilities                   389              (415)
                                                                  --------          --------

    Net cash used in operating activities                           (5,847)           (4,760
                                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                           (19,206)           (5,741)
  Acquisitions of business                                            (443)                -
  Investment in Wakefern Food Corp.                                    (40)                -
  Proceeds from sale of assets                                       8,113                 3
                                                                  --------          --------

    Net cash used in investing activities                          (11,576)           (5,738)
                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                11,000            60,000
  Proceeds from revolver borrowings                                 17,850             8,950
  Principal payments on long-term debt                             (13,184)          (52,264)
  Financing fees in connection with new senior debt                      -            (2,507)
  Principal payments on capital lease obligations                   (1,000)             (621)
  Return of capital to Holding                                           -              (500)
  Capital contribution from Holding                                    200                 -
                                                                  --------          --------
    Net cash provided by financing activities                       14,866            13,058
                                                                  --------          --------
NET (DECREASE) INCREASE IN CASH                                     (2,557)            2,560
                                                                  --------          --------
CASH BALANCE, END OF PERIOD                                       $ 19,047          $ 18,234
                                                                  ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                       $ 22,274          $ 18,698
   Income taxes                                                   $      5          $     77

                            BIG V SUPERMARKETS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


  1.    Basis of Presentation
        ---------------------

   The accompanying interim consolidated financial statements as of and for the period ended September 30, 2000, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The balance sheet at December 25, 1999, has been taken from the audited financial statements as of that date. In the opinion of management, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim periods.

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


  2.    Supply and Distribution Agreement
        ---------------------------------

   During the third quarter of fiscal 2000, the Company entered into a fifteen-year supply agreement with C&S Wholesale Grocers, Inc. ("C&S") under which C&S will supply substantially all of the Company's grocery, frozen and perishable merchandise. The Company has begun to significantly invest in its infrastructure, both in terms of personnel, information technology, store operations and merchandising requirements, and the requisite professional expertise to help the Company achieve its long-term strategic objectives. To this end, C&S has loaned the Company $5.0 million, collateralized by certain equipment, to assist in the transition from the Company's current supplier. The supply agreement is contingent upon a number of conditions which the Company believes can be satisfied during fiscal 2001.


  3.    Sale of Store Assets
        --------------------

   During the third quarter of 2000 the Company sold to a real estate development firm, the lease rights and equipment in one of its New York store locations. Proceeds from the sale were $4.2 million comprised of $3.4 million in cash and an $800,000 short-term note receivable. The Company will continue to occupy and operate the store under a license agreement through February 28, 2001. A $1.8 million gain was deferred for the quarter ended September 30, 2000 and will be amortized into income over the term of the license agreement.

   Subsequent to September 30, 2000, the Company collected the balance of the sales price.


  4.    Store Lease Transactions
        ------------------------

   During the third quarter of fiscal 2000 the Company terminated, renegotiated and executed two new leases for certain store locations. The resulting financial effects of these transactions were the decapitalization of two existing store leases with a cumulative cost and accumulated amortization of $8,326,000 and $3,627,000, respectively, and lease obligations of $8,281,000. Such lease transactions resulted in the recognition of gains approximating $3,582,000 which is included in selling, general and administrative expenses.

  5.    Restricted Cash
        ---------------

   At September 30, 2000, the balance sheet includes $2.5 million of cash held in escrow to be used toward the payment of the Company's $16.0 million Junior Subordinated Debt due as follows. The remaining principal payments are due as follows:

        Date                    Amount
        ----                    ------
        December 15, 2000   $ 6.0 million
        March 15, 2001       10.0 million
                            -------------
                            $16.0 million
                            =============


   6.   Acquisition
        -----------

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

   The acquisition has been accounted for under the purchase method of accounting. The following pro forma information for the 16 and 40-week period ended October 2, 1999 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statement of loss to give effect to the SRP acquisition as if such acquisition occurred on December 27, 1998. Such pro forma information is presented for comparative purposes and does not purport to be indicative of the Company's actual results of operations had such transaction actually been consummated on December 27, 1998 or of the Company's future results of operations and is as follows:

                                               (In Thousands)
                                     ----------------------------------
                                      16-Weeks Ended    40-Weeks Ended
                                     October 2, 1999   October 2, 1999
                                     ----------------  ----------------

   Sales                                    $298,494          $749,996
   Loss before extraordinary item             (4,343)           (6,017)
   Net loss                                   (4,343)           (6,564)

   Pro forma adjustments include (i) the operations of SRP for the pre-acquisition period from December 27, 1998 to October 2, 1999, (ii) the income statement effects of the allocation of purchase price including the amortization of intangibles and goodwill, (iii) the recognition of interest expense and amortization of deferred financing costs related to $36 million of borrowings, and (iv) the income tax effects of the above and to recognize income taxes on SRP's results of operations based upon the Company's tax structure since SRP was an S-Corporation.


   7.   Asset Held for Sale
        -------------------

   During the second quarter of fiscal 2000, the Company's wholly-owned subsidiary, Somers Development Corporation, sold the Baldwin Place Shopping Center located in Somers, NY for $7.2 million. Deferred revenue of $1.2 million was recorded on the balance sheet and represents the present value the Company anticipates spending on future monitoring costs to maintain compliance with the 1995 Record of Decision. A net gain of $0.6 million was recorded in the second quarter's results of operations.

   The Company's noninterest-bearing note due to certain shareholders of the Predecessor Company and payable solely from the net proceeds of the sale discussed above was satisfied during the quarter for a total of $2.2 million. Consequently, the Company recorded a gain of $0.3 million in the second quarter of fiscal 2000 associated with the satisfaction of the note.


   8.   Income Taxes
        ------------

   Income taxes are based on the estimated effective tax rate expected to be applicable for the full fiscal year in accordance with Accounting Standards Board Opinion No. 28, "Interim Financial Reporting".


   9.   Subsequent Events
        -----------------

   During October of this fiscal year the Company sold to a real estate development firm, the lease rights to two additional New York store locations. Proceeds from the sale were $4.5 million in cash. The Company will continue to occupy and operate the stores under separate license agreements through February 28, 2001.

   On November 3, 2000, Fleet National Bank, in its capacity as administrative agent for the Company's bank credit agreement, notified the Company that the Company's sale of assets in excess of the $2.0 million annual limitation is an Event of Default, as defined in section 9.02(ii) of the credit agreement. Further, on November 9, 2000, the Company received additional correspondence from Fleet National Bank, informing the Company that it was prohibited from making any payment on account of any subordinated indebtedness. Accordingly, the Company did not make an interest payment due November 15, 2000, of approximately $566,000 to the holders of the Company's 14.14% junior subordinated debt. The non-payment of interest represented an Event of Default under the Company's 14.14% Subordinated Note Agreement. The Company continues to have discussions with its lenders regarding waivers for the aforementioned defaults.

   On November 6, 2000, the Company further amended the Credit Agreement (Fourth Amendment) by increasing the amount of additional unsecured Indebtedness incurred by the Company from $1.0 to $4.0 million. The Company has used the provisions of the Fourth Amendment to borrow and repay $3.0 million on two separate occasions for short-term working capital purposes.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Form 10-Q.

                                                     16-Weeks Ended      16-Weeks Ended     40-Weeks Ended      40-Weeks Ended
                                                   September 30, 2000   October 2, 1999   September 30, 2000   October 2, 1999
                                                   -------------------  ----------------  -------------------  ----------------

INCOME STATEMENT DATA:
Sales............................................               100.0%            100.0%               100.0%            100.0%
Gross margin.....................................                27.0              26.3                 26.5              26.5
Selling, general and administrative..............                21.8              20.8                 21.3              21.2
EBITDA (1).......................................                 5.3               5.7                  5.3               5.4
Depreciation and amortization....................                 2.0               1.7                  2.2               1.9
Interest, net....................................                 3.0               2.8                  3.0               2.7
Restructuring charge.............................                 0.0               3.4                  0.0               1.3
                                                               ------            ------               ------            ------
Income (Loss) before income taxes
                and extraordinary charge.........                 0.2              (2.3)                 0.0              (0.7)
Income (benefit) tax expense.....................                 0.3              (1.0)                 0.1              (0.2)
                                                               ------            ------               ------            ------
Income (Loss) before extraordinary charge........                (0.1)             (1.3)                (0.1)             (0.5)
Extraordinary charge.............................                 0.0               0.0                  0.0               0.1
                                                               ------            ------               ------            ------

Net income (loss)................................                (0.1)%            (1.3)%               (0.1)%            (0.6)%
                                                               ======            ======               ======


OTHER DATA (IN MILLIONS):
EBITDA...........................................              $ 15.8            $ 14.4               $ 39.3            $ 34.2
                                                               ======            ======               ======            ======

Net cash provided by (used in)
 operating activities............................              $  0.2            $ (7.4)              $ (5.8)           $ (4.8)
                                                               ======            ======               ======            ======

Net cash used in investing activities............              $ (1.8)           $ (2.4)              $(11.6)           $ (5.7)
                                                               ======            ======               ======            ======

Net cash provided by financing activities........              $  1.3            $  9.7               $ 14.9            $ 13.1
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

RESULTS OF OPERATIONS

16 AND 40-WEEK PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO THE 16 AND 40-WEEK PERIODS ENDED OCTOBER 2, 1999

 SALES

      For the 16 and 40-week periods ended September 30, 2000, total store sales were $297.3 million and $743.1 million, respectively. Sales for the comparable periods ended October 2, 1999 totaled $253.4 million and $636.8 million, respectively.

      Total store sales increased 17.3% and 16.7% for the 16 and 40-week periods ended September 30, 2000, respectively, as compared to the prior year. The increase in total store sales was attributable to the five new stores acquired in the fourth quarter of 1999, a replacement store in Monticello, New York and the expansion of stores in Warwick, Chester and Montgomery, New York.

      Same store sales decreased 0.8% and 0.4% for the 16 and 40-week periods ended September 30, 2000, respectively, due to competitive intrusions in several of the Company's market areas. The Company anticipates the competitive intrusions experienced this year and those anticipated to occur in the current quarter, will continue to limit its ability to achieve positive same store sales results over the remainder of the fiscal year and into the first and second quarters of fiscal 2001.

 GROSS MARGIN

      Gross margin increased 0.7% from 26.3% to 27.0% for the 16-week period ended September 30, 2000, as compared to the prior year. This increase was primarily due to increased share of business in the higher margin perishable departments with additional improvements in certain departments selling margins.

      Gross margin remained constant at 26.5% for the 40-week period ended September 30, 2000, as compared to the prior year. Compared to the prior year, the year-to-date gross margin reflects an increased share of business offset by lower gross margin for certain of the Company's perishable departments.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $64.7 million or 21.8% of sales for the 16-week period ended September 30, 2000 compared to $52.6 million or 20.8% of sales for the 16-week period ended October 2, 1999. The increase, as a rate to sales, was attributable to increases in advertising expense, payroll and fringe related costs, and utility costs. Selling, general and administrative expenses were $158.3 million or 21.3% of sales for the 40-week period ended September 30, 2000, compared to $135.0 million or 21.2% of sales for the 40-week period ended October 2, 1999.

 EBITDA

      EBITDA increased to $15.8 million for the 16-week period ended September 30, 2000, compared to $14.4 million for the prior year period. The quarterly EBITDA increase was due to the increase in total sales and the aforementioned lease transactions. EBITDA margin was 5.3% for the 16-week period ended September 30, 2000, compared to 5.7% for the 16-week ended October 2, 1999. For the 40-week period ended September 30, 2000, EBITDA increased to $39.3 million compared to $34.2 million for the comparable prior year period.

 DEPRECIATION AND AMORTIZATION

   Depreciation and amortization, as a percentage of sales, was 2.0% and 2.2% for the 16 and 40-week periods ended September 30, 2000 compared to 1.7% and 1.9% for the comparable prior year period. The increase was a result of the Company's 1999 acquisition of a five-store chain, a replacement store in Monticello, New York and the expansion of stores in Warwick and Chester, New York.

 INTEREST, NET

      Interest, net, increased $2.0 million or 0.2% of sales for the 16-week period ended September 30, 2000, compared to the prior year period. The increase resulted from additional bank term loans and expenses incurred to finance the Company's November 1999 acquisition. Increased variable interest rates and higher average revolver borrowings also contributed to the increase. For the 40-week period ended September 30, 2000, interest, net, increased $4.9 million or 0.3% of sales for the same reasons mentioned above.

 NET LOSS

      Net loss for the 16-week period ended September 30, 2000 was $0.2 million compared to a net loss of $3.2 million in the prior year. The reduction in net loss was due to the aforementioned lease transaction gains and the fiscal 1999 restructuring charge, partially offset by increased depreciation and amortization and interest expense. Net loss for the 40-week period ended September 30, 2000 was $0.7 million compared to the net loss of $3.5 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      During the third quarter of fiscal 2000, the Company notified the Administrative Agent of the Credit Agreement that it was in default of the Maximum Leverage Ratio covenant, as defined in section 9.09 of the Credit Agreement, for the first and second quarters of the Company's current fiscal year.

      On August 14, 2000, the Company amended the Credit Agreement providing a waiver of the aforementioned ratio through November 30, 2000. At September 30, 2000 the Company was in compliance with all of its financial covenants excluding the Maximum Leverage Ratio covenant.

      The Third Amendment requires that within 90 days of its effective date, an equity contribution of at least $30.0 million be made to the Company by an investor acceptable to the Required Lenders, as defined in the Credit Agreement, otherwise the Required Lenders may determine that the failure to obtain the equity contribution is an event of default. The Company acknowledges that such investment has not been made as of this date. The Administrative Agent has not notified the Company that it is in default of the Credit Agreement as it relates to this matter.

      The Third Amendment also provided the Company the ability to borrow up to an additional $7.0 million of purchase money indebtedness during the current fiscal year for a total fiscal 2000 limitation of $10.0 million. It also limited the Company's fiscal 2000 capital expenditures to $22.0 million and required the Company to grant to the Collateral Agent, to the extent possible, security interests and mortgages in all real property owned or leased by the Company.

      On November 3, 2000, Fleet National Bank, in its capacity as administrative agent for the Company's bank credit agreement, notified the Company that the Company's sale of assets in excess of the $2.0 million annual limitation was an Event of Default, as defined in section 9.02(ii) of the credit agreement. Further, on November 9, 2000, the Company received additional correspondence from Fleet National Bank, informing the Company that it was prohibited from making any payment on account of any subordinated indebtedness. Accordingly, the Company did not make an interest payment due November 15, 2000, of approximately $566,000 to the holders of the Company's 14.14% junior subordinated debt. The non-payment of interest represents an Event of Default under the Company's 14.14% Subordinated Note Agreement. The Company continues to have discussions with its lenders regarding waivers for the aforementioned defaults.

      On November 6, 2000, the Company further amended the Credit Agreement (Fourth Amendment) by increasing the amount of additional unsecured Indebtedness available to be incurred by the Company from $1.0 to $4.0 million. The Company has used the provisions of the Fourth Amendment to borrow and repay $3.0 million on two separate occasions for short-term working capital purposes.

      The Company had a working capital ratio of 1.0:1 at September 30, 2000 and .9:1 at December 25, 1999. The Company's primary source of liquidity during the
16 weeks ended September 30, 2000 was cash flows generated through operations supplemented by revolver borrowings and equipment collateralized loans.

      Net cash used in operating activities was $5.8 million and $4.8 million for the 40-week periods ended September 30, 2000 and October 2, 1999, respectively. Cash payments to prior employees severed under the Company's 1999 Early Retirement Buyout Program and noncash gains from lease transactions were partially offset by an increase in noncash depreciation and amortization.

      Net cash used in investing activities was $11.6 million and $5.7 million for the 40-week periods ended September 30, 2000 and October 2, 1999, respectively. The increase from the prior year was due to the Company's increased capital spending plan compared to 1999, partially offset by the proceeds from the sale of the Somers, NY property and the sale of one of the Company store's lease rights and equipment.

      Net cash provided by financing activities was $14.9 million and $13.1 million for the 40-week periods ended September 30, 2000 and October 2, 1999, respectively. The increase was due to higher levels of revolver borrowings and a $5.0 million loan collateralized by specific store equipment.

      For the 53 weeks ending December 30, 2000, the Company projects its major uses of cash as follows: (i) cash interest payments (including capitalized leases) of $24.1 million; (ii) capital expenditures of $22.0 million excluding capital spending on the Company's strategic objectives which will approximate $3.5 million; and (iii) scheduled debt and capital lease payments of $20.5 million (including the non-recourse demand note payable solely from the proceeds of the sale of the Company's Baldwin Place Shopping Center located in Somers, New York).

      The Agreement provides for a $25.0 million revolving credit facility. Borrowings of $18.7 million were outstanding as of September 30, 2000. Additionally, $6.3 million was used from this facility for letters of credit and bonding purposes. The Agreement requires the Company to meet certain financial covenants, including maximum amounts of annual capital expenditures, minimum fixed charge coverage ratios, maximum leverage ratios, interest coverage ratios and minimum amounts of consolidated net worth. The Company was in full compliance with all of the foregoing financial covenants as of September 30, 2000. Negotiations are currently occuring with various lenders, including the Company's senior bank lenders, on creating a capital structure which would assist the Company in achieving its strategic objectives. The Company is also evaluating several restructuring alternatives designed to alleviate the Company's current liquidity issues.

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


FORWARD-LOOKING STATEMENTS

     Other than statements of historical fact, all statements included in this Form 10-Q, including the statements under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include those concerning sales trends and projected cash outlays for interest, principal payments, and capital expenditures. There is no assurance actual results or business conditions will not differ materially from those forward-looking statements whether expressed, suggested or implied as a result of various factors. Such factors include, but are not limited to, increased competitive pressures from existing competitors and new entrants, general or regional economic conditions, interest rate environment and its effect on the Company's cost of capital, the liquidity of the Company on a cash flow basis (including the Company's ability to comply with the financial covenants of all applicable credit agreements), the success of operating initiatives including the ability to control various expense categories, the Company's relationships with its current supplier and other suppliers and other risk factors detailed herein and in other filings of the Company.

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

Item 3.  Defaults upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

              4.37 Third Amendment dated as of August 14, 2000 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., Various Lenders, DLJ Funding Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Summit Bank, as Documentation Agent

              4.38 Fourth Amendment dated as of November 6, 2000 among Big V Holding Corp., BV Holdings Corporation, Big V Supermarkets, Inc., Various Lenders, DLJ Funding Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Summit Bank, as Documentation Agent

             *10.50 Supply and Distribution Agreement Between Big V
                    Supermarkets, Inc. and C&S Wholesale Grocers, Inc.

              10.51 Transition Note

              27    Financial Data Schedule

         (b)  Reports on Form 8-K

              Press Release dated September 6, 2000 - Resignation of President and C.E.O.

              Press Release dated September 12, 2000 - Appointment of President and C.E.O.
              -------------
              * To be filed by amendment

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BIG V SUPERMARKETS, INC.

Date:  November 20, 2000             /s/  James A. Toopes, Jr.
                                     --------------------------
                                     James A. Toopes, Jr.
                                     President and Chief Executive Officer


Date:  November 20, 2000             /s/  Anthony J. Moccio
                                    ---------------------------
                                    Anthony J. Moccio
                                    Vice President - Controller