Form 10-Q/A
period 2000-09-30
BIG V SUPERMARKETS INC
filed 2000-11-21
CIK 12105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q/A

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

                            BIG V SUPERMARKETS, INC.
         FORM 10-Q/A FOR THE 16 AND 40-WEEKS ENDED SEPTEMBER 30, 2000

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

Item 3.  Defaults upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

              10.50 Supply and Distribution Agreement Between Big V
                    Supermarkets, Inc. and C&S Wholesale Grocers, Inc.

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


                                     BIG V SUPERMARKETS, INC.

Date:  November 21, 2000             /s/  James A. Toopes, Jr.
                                     --------------------------
                                     James A. Toopes, Jr.
                                     President and Chief Executive Officer


Date:  November 21, 2000             /s/  Anthony J. Moccio
                                    ---------------------------
                                    Anthony J. Moccio
                                    Vice President - Controller